Form 10-Q
period 1998-06-27
IDG BOOKS WORLDWIDE INC
filed 1998-08-20
CIK 1061763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                                    Commission File Number: 0-24617


                           IDG BOOKS WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-3078409
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

919 East Hillsdale Blvd., Suite 400, Foster City, California            94404
         (Address of principal executive offices)                     (zip code)

       Registrant's telephone number, including area code: (650) 655-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes ___         No     X

The number of shares outstanding of the issuer's Common Stock as of July 31, 1998 was 14,280,000.

This quarterly report on Form 10-Q contains a total of 17 pages, of which this page is page 1.

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                          --------
         Item 1:  Financial Statements

              Balance Sheets
              as of June 30, 1998 (Unaudited) and September 30, 1997                         3

              Statements of Income
              for the Three and Nine Months Ended June 30, 1998 and 1997 (Unaudited)         4

              Statements of Cash Flows
              for the Nine Months Ended June 30, 1998 and 1997 (Unaudited)                   5

              Notes to Financial Statements                                                  6


         Item 2:  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                    10


PART II. OTHER INFORMATION

         Item 2:  Changes in Securities and Use of Proceeds                                  16
         Item 6:  Exhibits                                                                   16

                  Signatures                                                                 17

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            IDG BOOKS WORLDWIDE, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                     ASSETS
                                                              JUNE 30, 1998    SEPTEMBER 30, 1997
                                                              -------------    ------------------
                                                               (UNAUDITED)
Current Assets:
     Cash                                                        $  6,006           $     74
     Accounts receivable - net                                     21,504             26,561
     Inventory - net                                               11,983              7,927
     Other current assets                                           1,865                  6
     Deferred tax assets                                           19,906             14,860
                                                                 --------           --------
                 Total current assets                              61,264             49,428
     Royalty Advances - net                                         5,627              3,078
     Property and Equipment - net                                   5,059              4,657
     Publishing Rights - net                                        3,708                 --
                                                                 --------           --------
                  TOTAL                                          $ 75,658           $ 57,163
                                                                 ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                            $  4,063           $  3,128
     Accrued liabilities                                           33,142             27,592
     Note payable to Parent                                        38,400                 --
                                                                 --------           --------
                 Total current liabilities                         75,605             30,720
                                                                 --------           --------
Stockholders' Equity:
     Preferred stock, $.001 par value; authorized:
         5,000 shares; issued and outstanding: 0 shares
     Common stock, $.001 par value; authorized:
         25,000 Class A shares and
         400 Class B shares;
         Issued and outstanding:
         1998 - 10,900 Class A shares and
                200 Class B shares                                     11
         1997 - 11,100 shares, undesignated                                               11
Retained Earnings                                                   1,176             30,764
Advances due to (from) Parent                                      (1,134)            (4,332)
                                                                 --------           --------
                Total stockholders' equity                             53             26,443
                                                                 --------           --------
                TOTAL                                            $ 75,658           $ 57,163
                                                                 ========           ========




                       See notes to financial statements

                            IDG BOOKS WORLDWIDE, INC.

                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       ------------------    -------------------
                                                         1998       1997       1998        1997
                                                       -------    -------    --------    -------
                                                          (UNAUDITED)             (UNAUDITED)
Revenue:
     Net Sales                                         $33,159    $25,063    $102,742    $85,624
     Licensing revenues and other                        1,133      1,147       3,466      3,050
                                                       -------    -------    --------    -------
       Net revenue                                      34,292     26,210     106,208     88,674
                                                       -------    -------    --------    -------
Operating Costs and Expenses:
     Cost of sales                                      17,832     13,433      55,688     45,508
     Selling, general and administrative                13,018      9,766      34,258     29,984
     Parent corporate services fee                         150        918       1,325      2,754
                                                       -------    -------    --------    -------
                 Total operating costs and expenses     31,000     24,117      91,271     78,246
                                                       -------    -------    --------    -------
Income Before Provision for Income Taxes                 3,292      2,093      14,937     10,428
Provision for Income Taxes                               1,350        927       6,125      4,275
                                                       -------    -------    --------    -------
Net Income                                             $ 1,942    $ 1,166    $  8,812    $ 6,153
                                                       =======    =======    ========    =======

Basic and Diluted Net Income per Share                 $  0.17    $  0.11    $   0.79    $  0.55
                                                       =======    =======    ========    =======


Pro Forma Net Income per Share:
      - Basic                                          $  0.14    $  0.08    $   0.64    $  0.44
                                                       =======    =======    ========    =======
      - Diluted                                        $  0.14    $  0.08    $   0.63    $  0.44
                                                       =======    =======    ========    =======

Shares Used in per Share Calculations:
     Basic net income                                   11,100     11,100      11,100     11,100
                                                       =======    =======    ========    =======
     Diluted net income                                 11,220     11,100      11,140     11,100
                                                       =======    =======    ========    =======

Shares Used in Pro Forma per Share Calculations:
     Pro forma basic net income                         13,873     13,873      13,873     13,873
                                                       =======    =======    ========    =======
     Pro forma diluted net income                       13,993     13,873      13,913     13,873
                                                       =======    =======    ========    =======


                        See notes to financial statements

                           IDG BOOKS WORLDWIDE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   NINE MONTHS ENDED JUNE 30,
                                                                        1998        1997
                                                                      -------     -------
                                                                    (UNAUDITED) (UNAUDITED)
Cash Flows from Operating Activities:
     Net Income                                                       $ 8,812     $ 6,153
                                                                      -------     -------
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation and amortization                             2,542       1,168
              Deferred income taxes                                    (5,046)     (3,511)
              Changes in operating assets and liabilities:
                   Accounts receivable                                  4,107      (8,074)
                   Inventory                                           (3,556)     (4,713)
                   Royalty advances                                    (2,149)     (1,862)
                   Other current assets                                (1,859)        348
                   Accounts payable                                       935         563
                   Accrued liabilities                                  5,039       8,744
                                                                      -------     -------
                   Net cash provided (used) by operating
                     activities                                         8,825      (1,184)
                                                                      -------     -------

Cash Flows from Investing Activities:
     Capital expenditures                                              (2,652)     (1,296)
     Acquisition of publishing rights and related assets               (3,439)         --
                                                                      -------     -------
                   Net cash (used) by investing activities             (6,091)     (1,296)
                                                                      -------     -------
Cash Flows from Financing Activities:
      Advances due to Parent - net change                               3,198       2,463
                                                                      -------     -------
Net Increase (Decrease) in Cash                                         5,932         (17)
Cash, Beginning of Period                                                  74          83
                                                                      -------     -------
Cash, End of Period                                                   $ 6,006     $    66
                                                                      =======     =======

Noncash Investing Activity:
     Acquisition of publishing rights and related assets (Note 8):
         Current Assets                                               $ 1,400
          Publishing rights                                             4,000
          Less cash paid                                               (3,439)
                                                                      -------
          Liabilities assumed                                         $ 1,961
                                                                      =======






                        See notes to financial statements

                            IDG BOOKS WORLDWIDE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997 AND
                          YEAR ENDED SEPTEMBER 30, 1997
         (Information for the Three and Nine months ended June 30, 1998 and 1997 are unaudited)


1. BASIS OF PRESENTATION

The accompanying interim financial statements for the three months ended June 30, 1998 and 1997 and for the nine months ended June 30, 1998 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of the operations for the full year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1997 and 1996, including notes thereto, included in the Company's Registration Statement on Form S-1 (file no. 333-53433) filed with the SEC.

Organization and Description of Business -- IDG Books Worldwide, Inc. ("the Company"), was founded in 1990 as a wholly-owned subsidiary (through intermediate companies) of International Data Group, Inc. ("Parent"). On July 31, 1998, the Company consummated its initial public offering (the "Offering") of 3,180,000 shares of Class A common stock at an offering price of $15.50 per share pursuant to a Registration Statement declared effective by the SEC on July 27, 1998. Aggregate proceeds from the Offering were $49,290,000. After deducting expenses, the net proceeds to the Company from the Offering were $44,034,700. Due to the fact that the Offering occurred subsequent to June 30, 1998, the ending date of the reporting period, no net proceeds from the Offering were used by the Company during the reporting period. Subsequent to June 30, 1998, the Company used $38,400,000 of the net proceeds of the Offering to repay indebtedness owed to Parent.

Basis of Presentation and Transactions with Parent -- The Company has historically depended on the Parent (or affiliates thereof) for corporate administrative functions, as well as for strategic marketing and brand-building, financing, cash management, tax and payroll administration, property/casualty insurance, employee benefits administration, and certain other services. The fees for these services have been charged to the Company, and reflected in the accompanying financial statements, through a Parent corporate services fee based on a percentage of budgeted net sales plus a fixed charge which is consistent with the method that the Parent charges its other controlled subsidiaries. Effective January 1, 1998, the Company assumed responsibility for certain corporate administrative functions, as well as for the Company's strategic marketing and brand-building, the costs for which had constituted a significant portion of the parent corporate services fee. Accordingly, the parent corporate services fee decreased to $150,000 per quarter and, effective July 27, 1998, the fee decreased to $132,000 per quarter. In the opinion of management, the parent corporate services fees included in the accompanying financial statements reflect a reasonable amount for the services received; however, such amounts were not established on an arm's-length basis and may not be the same as would have been incurred had the Company operated independent of its Parent. Nevertheless, management does not believe the Company would have incurred materially different operating expenses as an independent company.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year -- The Company's fiscal year ends on the Saturday closest to September 30. Fiscal year 1997 ended on September 27, 1997 and consisted of 52 weeks. For convenience, fiscal year-ends are denoted in the accompanying financial statements as September 30. Similarly, the thirteen-week and the thirty-nine-week periods ended June 27, 1998 and June 28, 1997 are referred to as the three-months and nine-months ended June 30, 1998 and 1997, respectively.

                            IDG BOOKS WORLDWIDE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


Use of Estimates -- The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates. The primary estimates underlying the Company's financial statements include allowances for sales returns, doubtful accounts, inventory obsolescence, reserves for royalty advances and recoverability of deferred tax assets. Actual results could differ from those estimates.

Advances due to (from) Parent are included as a component of stockholders' equity, as no interest was charged for such balances and there was no scheduled repayment. As of June 22, 1998, the Parent suspended the cash sweep process allowing cash receipts and excess cash generated by the Company to be retained by the Company. Subsequent to June 30, 1998 the Company used $38.4 million of the net proceeds from the initial public offering for repayment of indebtedness owed to Parent.

Income Taxes -- The Company's taxable income has been included in the Parent's consolidated tax returns. The accompanying financial statements include a charge in lieu of taxes paid which approximates the current income tax provision, as if the Company were a separate taxpayer. Amounts which would represent current income taxes payable are included in Advances due to (from) Parent. The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts, more likely than not, to be realized.

Net Income Per Share -- Net income per share is computed using the basic and diluted weighted average number of common shares outstanding during the year in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. On May 6, 1998 the Company granted options to purchase shares of Class A common stock. As of June 30, 1998 these options were reflected in the diluted net income per share calculations. See Note 7 for discussion of stock options.

Unaudited Pro Forma Information -- Unaudited pro forma basic net income per share amounts were calculated using common shares outstanding (11,100,000) plus the number of shares (2,773,000) whose proceeds were required to be used to repay the note payable at the $15.50 initial public offering price reduced by per share offering costs. The pro forma diluted net income per share amounts also reflect the dilutive effect of outstanding stock options. The balance sheet impact, on a pro forma basis, of the net proceeds received from the initial public offering would have resulted in total stockholders' equity of $45.2 million, assuming the offering had been consummated June 30, 1998, compared to actual stockholders' equity of $.5 million at June 30, 1998.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):


                                                June 30, 1998     September 30, 1997
                                                -------------     ------------------
                                                 (unaudited)
Accounts receivable                                $ 49,039            $ 47,859
Allowance for doubtful accounts                      (3,037)             (3,465)
Allowance for sales returns                         (24,498)            (17,833)
                                                    -------             -------
     Total                                         $ 21,504            $ 26,561
                                                   ========            ========

                            IDG BOOKS WORLDWIDE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4.   INVENTORIES

Inventories consisted of the following (in thousands):

                                               June 30, 1998     September 30, 1997
                                               -------------     ------------------
                                                (unaudited)
Books (finished goods)                            $ 22,011             $ 17,038
Paper                                                2,457                2,823
                                                  --------             --------
     Total Inventory                                24,468               19,861
Reserve for obsolescence                           (12,485)             (11,934)
                                                  --------             --------
               Net Inventory                      $ 11,983             $  7,927
                                                  ========             ========


5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):


                                                  June 30, 1998   September 30, 1997
                                                  -------------   ------------------
                                                   (unaudited)
Computers and equipment                              $  5,649           $ 5,094
Furniture and fixtures                                  1,337             1,334
Leasehold improvements                                  2,208             1,286
Internal-use software                                   1,808               635
                                                     --------           -------
     Total                                             11,002             8,349
Less accumulated depreciation and amortization         (5,943)           (3,692)
                                                     --------           -------
         Property and equipment -- net               $  5,059           $ 4,657
                                                     ========           =======


6.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):


                                                   June 30, 1998   September 30, 1997
                                                   -------------   ------------------
                                                    (unaudited)
Accrued royalties                                     $11,937            $ 9,403
Accrued compensation and benefits                       7,954              6,389
Accrued promotion                                       8,059              7,518
Other accrued liabilities                               5,192              4,282
                                                      -------            -------
Total                                                 $33,142            $27,592
                                                      =======            =======


7. STOCKHOLDERS' EQUITY

Each outstanding share of Class A common stock is entitled to one vote and each outstanding share of Class B common stock is entitled to ten votes. Holders of Class A common stock and Class B common stock are entitled to receive dividends at the same rate and in such amounts as the Board of Directors may from time to time determine.

Class A common stock is not convertible. Class B common stock is convertible at any time into Class A common stock on a share-for-share basis and will automatically convert upon the transfer by the holder thereof.

                            IDG BOOKS WORLDWIDE, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


In the event of any dissolution, liquidation, or winding up of the affairs of the Company, whether voluntary or involuntary, after payment of the debts and other liabilities of the Company, the remaining assets of the Company will be distributed ratably among the holders of the Class A common stock and the Class B common stock, treated as a single class.

Stock Option Plan

Effective May 6, 1998, the Company's Board of Directors approved a stock option plan under which 2,850,000 shares of common stock are reserved for issuance to employees, consultants and directors. Under the plan, both incentive and nonstatutory stock options may be granted to purchase common stock at not less than the fair market value of the common stock at the date of grant. Effective May 6, 1998, the Company granted options to purchase 1,500,900 shares of Class A common stock at an exercise price of $11.88 per share. Options generally vest over 4 years and expire ten years after date of grant. As of June 30, 1998 options to purchase 1,480,250 shares of Class A common stock at an exercise price $11.88 were outstanding.

8. PUBLISHING RIGHTS

On December 1, 1997, the Company acquired from Henry Holt and Company the publishing rights for the books published under the names "MIS:Press" and "M&T Books," and the related inventory and other assets, for $5,400,000 in cash and assumed liabilities. The cost of this acquisition was allocated to the assets acquired, including $4,000,000 allocated to publishing rights which is being amortized over eight years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IDG Books is a leading publisher of computer, business and self-help books designed to make learning accessible and fun. The Company publishes and markets 18 book series under well-known brand names, including its popular "...For Dummies(R)" series. These books have created widespread recognition of the Company's brands by consumers enabling it to successfully publish across a variety of categories in technology, business and self-help. The Company's portfolio of brand names includes more than 700 active titles. The Company has approximately 65 million English-language books in print and has translated its books into 36 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth and personal enrichment.

Sales of technology-related books account for a substantial majority of the Company's net revenue. In this regard, sales of books devoted to the use of software products sold by Microsoft, including its Windows operating system, accounted for approximately one-half of the Company's net revenue for the nine months ended June 30, 1998. The Company expects to continue to depend upon sales of technology books, particularly those related to Microsoft products, for a substantial majority of the Company's net revenue for the foreseeable future. Federal and various state regulators have raised legal issues with respect to Windows 98 in its current form. The Company has printed Windows 98 products for Windows 98 in its current form. A hearing regarding the federal regulators' request for an injunction relating to Windows 98 is currently scheduled for September 1998. Any significant modification in Windows 98 as a result of these regulatory concerns could result in excess returns of Windows 98 books previously shipped by the Company. In addition, this modification could require the Company to revise its Windows 98 books which could have an adverse effect on the Company's financial results.

The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the nine months ended June 30, 1998, the Company's top three customers accounted for approximately 34.1% of the Company's net sales, and the Company's top ten customers accounted for approximately 63.8% of the Company's net sales.

The Company's fiscal year ends on the Saturday closest to September 30. Fiscal year 1997 ended on September 27, 1997 and consisted of 52 weeks. For convenience, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the fiscal year-end is denoted as September
30. Similarly, the thirteen-week and the thirty-nine-week periods ended June 27, 1998 and June 28, 1997 are referred to as the three-months and nine-months ended June 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:


                                                     THREE MONTHS          NINE MONTHS
                                                    ENDED JUNE 30,        ENDED JUNE 30,
                                                   1998       1997       1998       1997
                                                   -----      -----      -----      -----
STATEMENT OF INCOME DATA:
Net Revenue:
"...For Dummies(R)" ........................        60.0%      66.5%      63.4%      69.0%
IDG Books Technology .......................        40.0       33.5       36.6       31.0
                                                   -----      -----      -----      -----
Total Net Revenue ..........................       100.0%     100.0%     100.0%     100.0%

Cost of sales ..............................        52.0%      51.3%      52.4%      51.3%
Selling, general and administrative expenses        38.0       37.3       32.3       33.8
Parent corporate services fee ..............         0.4        3.5        1.2        3.1
                                                   -----      -----      -----      -----
Income before provision for income taxes ...         9.6        8.0       14.1       11.8
                                                   -----      -----      -----      -----
Net Income .................................         5.7%       4.4%       8.3%       6.9%
                                                   =====      =====      =====      =====
OTHER DATA:
EBITDA (1) .................................        12.1%       9.7%      16.5%      13.1%
                                                   =====      =====      =====      =====

(1) "EBITDA" is defined as income before provision for income taxes, interest expense, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. EBITDA for the three months ended June 30, 1998 was $4.2 million compared to $2.5 million for the three months ended June 30, 1997. EBITDA for the nine months ended June 30, 1998 was $17.5 million compared to $11.6 million for same period the prior year.


THIRD QUARTER ENDED JUNE 30, 1998 COMPARED TO THIRD QUARTER ENDED JUNE 30, 1997

         Net Revenue. Net revenue increased $8.1 million, or 30.8%, to $34.3 million for the three months ended June 30, 1998 from $26.2 million for three months ended June 30, 1997. This increase was primarily the result of an increase in net revenues of $3.2 million, or 18.1%, for the "...For Dummies(R)" group and $4.9 million, or 56.2%, for the IDG Technology group. Of the Company's net revenue for the three months ended June 30, 1998, $12.8 million was attributable to sales of new titles first published during that period as compared to $5.0 million for new titles first published during the same period for 1997.

         Cost of Sales. Cost of sales increased $4.4 million, or 32.7%, to $17.8 million for the three months ended June 30, 1998 from $13.4 million for the three months ended June 30, 1997. Cost of sales as a percentage of net revenue was 52.0% and 51.3% for the three months ended June 30, 1998 and June 30, 1997, respectively. Product costs, including paper, printing and binding expenses increased as a percentage of net revenue to 14.5% for the three months ended June 30, 1998 from 13.3% for the three months ended June 30, 1997 as a result of a small change in product mix. Fulfillment expense decreased as a percentage of net revenue to 7.6% for the three months ended June 30, 1998 from 8.7% for the three months ended June 30, 1997 as a result of efficiencies achieved in the Company's distribution facilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.2 million, or 33.3%, to $13.0 million for the three months ended June 30, 1998 from $9.8 million for the three months ended June 30, 1997. Approximately 56.9% of this increase was attributable to increased selling and marketing expenses including increases as a result of the implementation of a new retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. The remainder of the increase was attributed to general and administrative expenses, including costs assumed by the Company and previously charged as parent corporate services fee. These costs include increased depreciation and costs incurred relating to the upgrade of computer systems. Selling, general and administrative expenses increased as a percentage of net revenue to 38.0% for the three months ended June 30, 1998 from 37.3% for the three months ended June 30, 1997. The Company's selling and marketing costs increased to 20.4% of net revenue for the three months ended June 30, 1998 compared to 19.7% for the same period the prior year.

         Parent Corporate Services Fee. Parent corporate services fee decreased $.7 million, or 83.7%, to $.2 million for the three months ended June 30, 1998 from $.9 million for the three months ended June 30, 1997. Effective January 1, 1998, the Company assumed responsibility for certain corporate administrative functions, as well as for its own strategic marketing and brand-building, the costs for which had constituted a significant portion of the parent corporate services fee. For the three months ended June 30, 1998, these costs were included with selling, general and administrative expenses.

         Income before Provision for Income Taxes. Income before provision for income taxes increased $1.2 million, or 57.3%, to $3.3 million for the three months ended June 30, 1998 from $2.1 million for the three months ended June 30, 1997. Income before provision for income taxes increased as a percentage of net revenue to 9.6% in the three months ended June 30, 1998 from 8.0% for the same period the prior year due to an increase in sales and a decrease in parent corporate service fees as a percentage of net revenue, offset by an increase in cost of sales and selling, general and administrative expense as a percentage of net revenue, as described above.

         Net Income. Net income of $1.9 million for the three months ended June 30, 1998 increased $.7 million, or 66.5%, from net income of $1.2 million for the three months ended June 30, 1997. This increase was primarily the result of an increase in sales and a decrease in parent corporate service fees as a percentage of net revenue, offset by an increase in cost of sales and selling, general and administrative expenses as a percentage of net revenue, as described above.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

         Net Revenue. Net revenue increased $17.5 million, or 19.8%, to $106.2 million for the nine months ended June 30, 1998 from $88.7 million for the nine months ended June 30, 1997. This increase was primarily the result of an increase in net revenues of $6.2 million, or 10.1%, for the "...For Dummies(R)" group and an increase of $11.3 million, or 41.2%, for the IDG Technology group. Of the Company's net revenue in the first nine months of 1998, $36.4 million was attributable to sales of new titles first published during that period as compared to $33.8 million for new titles first published during the same period for 1997.

         Cost of Sales. Cost of sales increased $10.2 million, or 22.4%, to $55.7 million for the nine months ended June 30, 1998 from $45.5 million for the nine months ended June 30, 1997. Cost of sales as a percentage of net revenue was 52.4% and 51.3% for the nine months periods ended June 30, 1998 and June 30, 1997, respectively. Product development costs increased as a percentage of net revenue to 11.6% for the nine months ended June 30, 1998 from 10.6% for the nine months ended June 30, 1997, reflecting the Company's planned increase in title output for the remainder of 1998. Product costs, including paper, printing and binding expenses, remained unchanged as a percentage of net revenue at approximately 16.2% for both periods. Fulfillment expense decreased as a percentage of net revenue to 7.2% for the nine months ended June 30, 1998 from 8.2% for the nine months ended June 30, 1997 as a result of efficiencies achieved in the Company's distribution facilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.3 million, or 14.3%, to $34.3 million for the nine months ended June 30, 1998 from $30.0 million for the nine months ended June 30, 1997. Approximately 53.9% of this increase was attributable to increased selling and marketing expenses including increases as a result of the implementation of a new retail marketing incentive program during the three months ended June 30, 1998 and expenses for other marketing programs where costs increase as net revenues increase. The remainder of the increase was attributed to general and administrative expenses, including costs assumed by the Company and previously charged as parent corporate services fee. These costs include increased depreciation and costs incurred relating to the upgrade of computer systems. Selling, general and administrative expenses decreased as a percentage of net revenue to 32.3% for the nine months ended June 30, 1998 from 33.8% for the nine months ended June 30, 1997. The Company's selling and marketing costs decreased to 17.6% of net revenue for the nine months ended June 30, 1998 compared to 18.5% for the same period the prior year primarily as a result of increased efficiencies.

         Parent Corporate Services Fee. Parent corporate services fee decreased $1.4 million, or 51.9%, to $1.3 million for the nine months ended June 30, 1998 from $2.7 million for the nine months ended June 30, 1997. Effective January 1, 1998, the Company assumed responsibility for certain corporate administrative functions, as well as for its own strategic marketing and brand-building, the costs for which had constituted a significant portion of the parent corporate services fee. For the period January 1, 1998 through June 30, 1998, these costs were included with selling, general and administrative expenses.

         Income before Provision for Income Taxes. Income before provision for income taxes increased $4.5 million, or 43.2%, to $14.9 million for the nine months ended June 30, 1998 from $10.4 million for the nine months ended June 30, 1997. Income before provision for income taxes increased as a percentage of net revenue to 14.1% in the nine months ended June 30, 1998 from 11.8% for the same period the prior year due to an increase in sales and decrease in selling, general and administrative expense and parent corporate service fees as a percentage of net revenue, offset by an increase in cost of sales as a percentage of net revenue, as described above.

         Net Income. Net income of $8.8 million for the nine months ended June 30, 1998 increased $2.6 million, or 43.2%, from net income of $6.2 million for the nine months ended June 30, 1997. This increase was primarily the result of an increase in sales and decrease in selling, general and administrative expenses and parent corporate service fees as a percentage of net revenue, offset by an increase in cost of sales as a percentage of net revenue, as described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In May 1998, the Company paid a $38.4 million dividend to IDG, the Company's Parent, in the form of a promissory note. This dividend represented substantially all of the Company's retained earnings through April 1998. On July 31, 1998, the Company completed its initial public offering of common stock. The net proceeds to the Company from the sale of the Class A common stock in the offering, after deducting expenses and underwriting discounts and commissions of $5.2 million, was $44.0 million. The Company used $38.4 million of the net proceeds from the offering for the repayment of indebtedness owed to IDG. The Company currently expects to use the remaining $5.6 million of net proceeds for general corporate purposes, including approximately $3.6 million for working capital and approximately $2.0 million to complete the Company's computer system upgrade.

Historically, the financing requirements of the Company were funded through intercompany advances from IDG while excess cash generated by the Company was remitted to IDG. Accordingly, the Company maintained minimal cash balances. In addition, balances owed to or due from IDG were non-interest bearing and periodic settlements of the net amounts were not made. Accordingly, such amounts are reflected as a component of stockholders' equity. As of June 22, 1998, IDG suspended the cash sweep process allowing cash receipts and excess cash generated by the Company to be retained by the Company.

As of June 30, 1998 the Company had a working capital deficit of $14.3 million. Excluding the impact of the $38.4 million note payable to Parent, working capital would have been $24.1 million at June 30, 1998. Working capital at September 30, 1997 was $18.7 million. The increase in working capital (excluding the impact of the note payable) at June 30, 1998 was seasonal in nature and reflected a $5.9 million increase in cash, a $4.1 million increase in net inventory, a $5.0 million increase in deferred tax assets and a $1.9 million increase in other current assets, offset by a $5.1 million decrease in accounts receivable, a $2.5 million increase in accrued royalties, a $3.0 million increase in other accrued liabilities and a $0.9 million increase in accounts payable.

EBITDA increased $5.9 million, or 50.7%, to $17.5 million for the nine months ended June 30, 1998 from $11.6 million for the nine months ended June 30, 1997.

The Company's net cash provided by operations was $8.8 million for the nine months ended June 30, 1998 compared to net cash used by operations of $1.2 million for the nine months ended June 30, 1997. The increase in cash provided by operations was primarily due to increased net income ($2.6 million), a decrease in accounts receivable ($4.1 million) for the nine months ended June 30, 1998 compared to an increase in accounts receivable ($8.1 million) for the nine months ended June 30, 1997, and a smaller increase in inventory ($1.2 million) partially offset by an increase in other current assets ($1.9 million) for the current nine month period compared to a decrease ($.4 million) for the prior nine month period and a smaller increase in accrued liabilities ($3.7 million).

The Company's net cash used in investing activities for the nine months ended June 30, 1998 was $6.1 million and included $3.4 million used to acquire certain publishing rights and $2.7 million used for capital expenditures, including purchases of computer equipment and leasehold improvements. The Company's net cash used in investing activities for the nine months ended June 30, 1997 was $1.3 million and included capital expenditures for computer equipment and other furniture and equipment.

The Company's cash flows from financing activities related solely to changes in the net amount of intercompany advances from IDG or excess cash generated by the Company and retained by IDG prior to June 22, 1998. The Company's net cash provided by financing activities was $3.2 million for the nine months ended June 30, 1998 and $2.5 million for the nine months ended June 30, 1997. Subsequent to June 30, 1998 the Company repaid the $38.4 million principal amount of the note owed to the Parent from the initial public offering proceeds

The Company has received a commitment letter from a bank regarding a revolving credit facility in an amount of up to $20.0 million, which would be available to the Company for seasonal working capital requirements. The credit facility is subject to customary closing conditions.

The Company believes that the net proceeds from its initial public offering, together with any cash generated from operations and any funds available under any future credit facilities, will be sufficient to meet the liquidity requirements of the Company for the foreseeable future. The Company's future capital requirements will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotional activities and advertising required to launch the Company's products and any future acquisitions. To the extent that the funds generated by the offering, together with existing resources and future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Historically, the Company's business has been seasonal. The Company's net revenue and net income has been higher during fiscal quarters when major software manufacturers release new or revised versions of popular products, as exemplified by the Company's fiscal quarter ending June 30, 1998, corresponding to the release of Microsoft's Windows 98 products. In addition, personal computer sales, especially to entry-level users, are traditionally higher during the Christmas selling season, and the Company has benefited from increased purchases of its products during the Christmas season, as well as in the immediately following months, generally resulting in higher net revenue and net income during the Company's first two fiscal quarters. Because a substantial portion of the Company's selling, general and administrative expenses are incurred evenly throughout the year, the Company generally experiences relatively lower net profit during quarters not impacted by increases in sales due to seasonal or other factors discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has not yet determined the Company's SFAS 131 reporting segments. These statements will not affect the Company's financial position, results of operations or cash flows. Both statements are effective for the Company in fiscal year 1999, with earlier application permitted.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting and reporting for derivative instruments and for hedging activities by requiring that an entity recognize such instruments as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for the Company in fiscal year 2000, with earlier application permitted. Management believes this statement will have no impact on the Company's statement of financial position or results of operations.

YEAR 2000 COMPLIANCE

The Company uses and is installing a number of computer software programs and operating systems, including applications for its internal electronic communications network and for various administrative and billing functions. The Company has assessed the scope of the Company's risks related to problems these computer systems may have related to the year 2000 and believes such risks are not significant. The Company has identified all of its significant internal software applications which contain source codes that may be unable to appropriately interpret the year 2000 and has already begun to modify or replace those applications. The estimated costs to modify or replace these applications are included in the Company's cost for its computer system upgrade.

In addition, the Company is in the process of inquiring of its vendors and business partners about their progress in identifying and addressing problems related to the year 2000. No assurance can be given that all of these third party systems will be year 2000 compliant.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Company's Registration Statement on Form S-1 (file no. 333-53433) filed with the SEC in connection with the Company's initial public offering.

                          PART II -- OTHER INFORMATION




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 31, 1998, the Company consummated its initial public offering (the "Offering") of 3,180,000 shares of Class A common stock at an offering price of $15.50 per share pursuant to a registration statement (file no. 333-53433) declared effective by the SEC on July 27, 1998. The managing underwriters for the Offering were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Offering has been terminated and all shares have been sold, although the underwriters have the right to purchase up to an additional 477,000 shares of the Company's Class A common stock to cover over-allotments, if any.

Aggregate proceeds from the Offering were $49,290,000. The Company incurred the following expenses in connection with the Offering: underwriters' discounts and commissions of $3,450,300 and approximately $1,805,000 in other expenses for total expenses of $5,225,300. No payments included in these expenses constituted direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to any affiliates of the Company.

After deducting expenses, the net proceeds to the Company from the Offering were $44,034,700. Due to the fact that the Offering occurred subsequent to June 30, 1998, the ending date of the reporting period, no net proceeds from the Offering were used by the Company during the reporting period. Subsequent to June 30, 1998, the Company used $38,400,000 of the net proceeds of the Offering to repay $38,400,000 of indebtedness owed to its parent, International Data Group, Inc.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27  - Financial Data Schedule

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended June 27, 1998

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IDG BOOKS WORLDWIDE, INC.

Date: August 20, 1998             By: /s/ James A. Doehrman
                                      -----------------------------------------
                                      James A. Doehrman,
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer
                                      and Duly Authorized Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
Ex. 27                       Financial Data Schedule