Form 10-K
period 1998-09-26
IDG BOOKS WORLDWIDE INC
filed 1998-12-28
CIK 1061763

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 26, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24617

                           IDG BOOKS WORLDWIDE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3078409
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                            919 EAST HILLSDALE BLVD.
                        SUITE 400, FOSTER CITY, CA 94404
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (650) 655-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, $0.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of December 15, 1998 there were 14,280,000 shares of the Registrant's Common Stock outstanding. The Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq National Market as of December 15, 1998 was approximately $53,662,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for fiscal year ended September 26, 1998 are incorporated by reference into Part I, Part II and
    Part IV of this Annual Report on Form 10-K where indicated.

(2) Portions of the Registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 9, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IDG BOOKS WORLDWIDE, INC.

                                   FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 26, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1:       Business....................................................    3
Item 2:       Properties..................................................    7
Item 3:       Legal Proceedings...........................................    7
Item 4:       Submission of Matters to a Vote of Security Holders.........    7
                                    PART II
Item 5:       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    8
Item 6:       Selected Financial Data.....................................    8
Item 7:       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    8
Item 7A:      Quantitative and Qualitative Disclosures about Market
              Risk........................................................    8
Item 8:       Financial Statements and Supplemental Data..................    8
Item 9:       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................    8
                                    PART III
Item 10:      Directors and Executive Officers of the Registrant..........    9
Item 11:      Executive Compensation......................................   10
Item 12:      Security Ownership of Certain Beneficial Owners and
              Management..................................................   10
Item 13:      Certain Relationships and Related Transactions..............   10
                                    PART IV
Item 14:      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   11
Signatures................................................................   13

                           IDG BOOKS WORLDWIDE, INC.

                                     PART I

     The following report contains forward-looking statements that involve risks and uncertainties. IDG Books Worldwide, Inc. ("the Company") actual results could differ materially from those anticipated in these forward-looking statements. Potential risks and uncertainties include, among others, those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

     The Company's fiscal year ends on the last Saturday in September. Fiscal years 1996, 1997 and 1998 ended on September 28, 1996, September 27, 1997 and September 26, 1998, respectively and consisted of 52 weeks. For convenience, throughout this Annual Report on Form 10-K, the fiscal year-ends are denoted as September 30.

ITEM 1. BUSINESS

OVERVIEW

     IDG Books Worldwide, Inc. is a leading publisher of computer, business and self-help books designed to make learning accessible and fun. In 1997, the Company produced more number one best-selling computer books than any other publisher, according to Publishers Weekly. The Company publishes and markets 18 book series under well-known brand names, including its popular ". . . For Dummies(R)" series. These books have created widespread recognition of the Company's brands by consumers enabling it to successfully publish across a variety of categories in technology, business and self-help. The Company's portfolio of brand names includes more than 780 active titles. The Company has approximately 75 million English-language books in print and has translated its books into 36 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth and personal enrichment. The computer book category has been the fastest growing sector in the U.S. book industry in each of the past six years and grew 8.2% in 1997 according to Simba Information, Inc.

     In December 1998, the Company purchased all of the stock of Cliffs Notes, Inc., a privately held publisher of the popular literary study guides. Cliffs Notes currently publishes approximately 300 titles including its original Notes plus Quick Reviews of high school and college courses, test preparation guides, advanced placement study aids and test preparation software.

     The Company publishes its books in two general publishing groups, ". . . For Dummies(R)" and IDG Books Technology, which target the distinct needs of readers.

     ". . . For Dummies(R)". The ". . . For Dummies(R)" series is a best-selling line of computer, business, personal finance, study aids, cooking, gardening, do-it-yourself, health and fitness, and self-help books. The group consists of more than 380 active titles and approximately 60 million copies in print, as well as extensions into multimedia, music, on-line information and board games. Windows For Dummies(R) has more than seven million copies in print across all editions, and the current edition was the best-selling computer book in 1997 according to Publishers Weekly and USA Today. Other best-selling ". . . For Dummies(R)" titles include Internet for Dummies(R), PCs For Dummies(R), Personal Finance For Dummies(R), Golf For Dummies(R), Taxes For Dummies(R) and Cooking For Dummies(R). Sales of the Company's ". . . For Dummies(R)" books accounted for approximately 63% of the Company's net revenue in the Company's fiscal year ended September 30, 1998.

     IDG Books Technology. The IDG Books Technology Group is comprised of an expanding collection of information technology books published in multiple book series under a variety of brand names. These books appeal to a wide range of readers, from beginners to knowledgeable professionals, including:

     - 3-D Visual(R) -- an exclusive, award winning, four-color computer hardware and software learning system packaged primarily in the ". . . Simplified(TM)" series and the Teach Yourself. . . VISUALLY(TM) and Master . . . VISUALLY(TM) sub-series;

     - One Step at a Time series -- self-paced, step-by-step lessons in a book combined with a computer-based training CD ROM;

     - Bible series -- comprehensive tutorial/reference on all major computing topics; positioned as "100% comprehensive, 100% authoritative, 100% of what you need";

     - ". . . Secrets(R)" -- featuring key leading authorities targeted to knowledgeable information technology professionals with over 18 titles and 2.9 million books in print;

     - Certification Study Guide series -- quality books and learning materials for both core courses and electives for Microsoft certification training; and

     - Novell Press(TM) series -- the only official series of Novell product training and user guides authorized and approved by Novell.

     For the year ended September 30, 1998, IDG Books Technology Group book sales accounted for approximately 37% of the Company's net revenue.

     The Company's revenue is principally derived from sales in the United States, which accounted for approximately 84% of sales in fiscal 1998. The Company also markets its books in numerous countries throughout the world and licenses its established brands and titles to third parties. Export sales of English language books accounted for approximately 14% of the Company's sales in fiscal 1998, while licensing and custom publishing revenue contributed 2% of sales in fiscal 1998.

     The Company was founded in 1990 as a wholly-owned subsidiary of International Data Group, Inc., referred to in this Form 10-K as "IDG" or the "Parent". In July 1998, the Company sold 3,180,000 shares of class A common stock in an initial public offering. Upon completion of the offering, the Parent owned 74.97% of the outstanding common stock and had 77.77% of the voting power.

OPERATING STRATEGY

     The Company strives to provide a consistent, accessible and rewarding learning experience to readers by offering quality products supported by mass marketing which is timed to coincide with the introduction of new technology or the emergence of new trends. To implement these objectives, the Company has adopted the following operating strategies:

     Focus on Branded Content and Mass Marketing. The Company creates quality products, supported by extensive marketing campaigns which help build brand recognition. The Company believes its valuable name recognition generates repeat demand for its books and enables it to extend these brands into additional licensed products and services.

     Make Knowledge Accessible and Enjoyable. The Company believes millions of individuals, businesses and families are challenged by technologies or are trying to acquire new skills or enrich their lives. The Company specifically designs its products to make learning accessible and fun.

     Maintain Efficient and Proven Publication Process. The Company has developed a successful process to conceive, acquire and produce new and revised titles on a timely and cost-effective basis. The Company's staff of creative personnel identifies and develops new titles and subject areas and draws on a recognized and highly respected list of leading authorities, media celebrities and experienced computer/Internet authors. This collaboration, in conjunction with the Company's experienced editorial team, assures brand consistency through high quality, easy-to-read publications. The Company's close working relationships with technology industry leaders enable the Company to release high quality and well supported products and services in a timely manner. The Company believes this strategic focus has created a competitive advantage for its technology books by enabling the Company to anticipate and meet customer needs and to bring new and updated titles concurrently with the introduction of new technologies. In addition, because of the popularity and demand for its flagship brands, the Company can easily integrate new title and brand launches into its existing marketing programs.

EXPORT AND FOREIGN EDITIONS

     The Company has licensed more than 3,500 of its titles for translation and publication by third-party publishers in 36 languages throughout the world. The Company serves the international English-language market and exports U.S. editions through third-party distributors and booksellers throughout the world and by licensing reprint rights to a third-party publisher in India. The Company's publication of special editions for English markets outside the United States has been initiated with Personal Finance For Dummies(R) For Canadians.

SALES AND MARKETING

     The Company organizes its sales and marketing activities around customer types to implement the Company's operating and growth strategies, focus on building brands and expand the breadth and depth of its distribution network. More than one quarter of the Company's employees are employed in its sales and marketing organization.

  Sales

     The Company's domestic sales force consists of: (i) a national account group working directly with national bookstore chains; (ii) a wholesale and mass market group working with the centralized buying offices of national wholesalers, memberships clubs, office superstores, mass merchandisers and computer/electronic superstores; (iii) a field sales and new business development group servicing regional and independent booksellers and wholesalers who develop new channels of distribution for selected titles; and (iv) a special markets group which services the education, corporate, government, on-line retailer, catalog and custom publishing channels. With respect to certain customers, primarily non-bookstore accounts, the Company also utilizes commissioned sales representatives to support its own sales force.

     The Company believes that booksellers have not traditionally been rewarded for sales of books to the consumer, but rather on their purchases from book publishers. The Company's sales and marketing efforts take advantage of the Company's brand recognition with the consumer to create innovative sales programs directed to the readers of the Company's books. Accordingly, the Company has developed sales and marketing programs that, unlike those of other book publishers, reward distributors and retailers for sales to the ultimate consumer, the reader.

     During fiscal 1998, Barnes and Noble, Inc., Ingram Book Company and Borders Group, Inc. each accounted for more than 10%, and together accounted for approximately 39%, of the Company's net revenue.

  Marketing

     The Company organizes its marketing activities around its brands to support its sales efforts and brand identity. The Company's marketing professionals engage in a variety of marketing promotions and activities, including: (i) developing consumer-focused point of purchase and display materials; (ii) creating account-focused promotional programs; (iii) coordinating cooperative advertising spending strategies; and (iv) maximizing media exposure. In addition, the Company's marketing staff host three sales and training seminars per year and produces eight product catalogs annually.

     In addition to its traditional sales and marketing efforts, the Company maintains World Wide Web sites (www.idgbooks.com, www.dummies.com and www.cliffs.com) where individual consumers can learn about and purchase the Company's titles. The information contained on the Company's Web sites shall not be deemed to be a part of this Report.

PRODUCTION, DISTRIBUTION AND FULFILLMENT

     The Company's own staff edits the manuscripts of the authors of the books it publishes. Freelance resources are utilized when workload exceeds in-house capacity. Outside experts are used when necessary to ensure technical accuracy of content and compatibility with final published software. The Company employs state-of-the-art desktop publishing technology to graphically design book content, create graphics and prepare the typographic layout for the book. Final electronic files for all text and cover material are delivered to printers for reproduction via direct line and Internet connection.

     Distribution and fulfillment services to both retail and wholesale customers are outsourced by the Company to two vendors. The Company's contracts with these vendors expire in September 1999. One of these vendors accounted for approximately 60% of the Company's distribution and fulfillment costs in each of fiscal 1996, 1997 and 1998. It is anticipated that a single-source vendor will be selected for distribution and fulfillment services to take advantage of the efficiencies provided by the Company's new management information system and order entry function.

PRINTING AND RAW MATERIALS

     The Company utilizes a number of outside printers to print and bind its books. Printing prices are negotiated annually with vendors who perform all printing and binding in their plants. Due to the significant increase in printing volume from year-to-year, the Company does not believe it is strategically beneficial to negotiate multi-year printing contracts.

     The Company's principal raw material is paper. The Company purchases paper as needed from intermediaries representing paper mills and supplies it to its printers. Paper accounts for approximately 50% of total inventory costs. Prior to 1996, printers supplied paper to the Company for the books they printed. The Company currently purchases paper from suppliers as needed and does not maintain significant inventories of paper. Paper prices have been volatile over the past several years and are affected by many factors, including demand, mill capacity, pulp supply, energy and general economic conditions. In the past, paper has been difficult to obtain due to industry-wide shortages. Paper supply agreements are negotiated annually. Paper prices have been volatile over the past several years. Currently, the Company has quarterly "price protection" (prices cannot be increased within a quarter after an initial increase) and price caps per quarter. Significant increases in paper prices could adversely affect the Company's future financial condition or results of operations. The Company believes that the existing arrangements providing for the supply of paper are adequate and that, in any event, alternative sources are available.

INTELLECTUAL PROPERTY

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property rights in general, and its ". . . For Dummies(R)" related trademarks, logos and trade dress in particular, as critical to its success. The Company relies on copyright, trademark and trade secrets laws and licensing and confidentiality agreements to protect its intellectual property rights.

     The Company registers each of its publications with the United States Copyright Office, and all of the Company's publications are protected by copyright laws. The Company pursues the registration of its material trademarks in the United States and, based upon anticipated use, in certain other countries. Effective trademark, copyright and trade secret protection, however, may not be available in every country in which the Company's products are available. Although individual book titles are generally not subject to trademark protection, the Company has registered trademarks of certain series of its books, such as ". . . For Dummies(R)", ". . . Simplified(TM)", "Teach Yourself . . . VISUALLY(TM)", "3-D Visual(R)" and ". . . Secrets(R)" in the United States and numerous other countries.

     The Company has licensed in the past, and it expects that it may license in the future, elements of its trademarks, trade dress and similar proprietary rights to third parties, including in connection with the international editions of the Company's books that may be controlled operationally by third parties. While the Company attempts to ensure that the quality of its brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially and adversely affect the value of the Company's proprietary rights or the reputation of its products, either of which could have a material adverse effect on the Company's business. Moreover, while the Company believes that it has the right to use ". . . For Dummies(R)" and its other marks in connection with its business and generally to prohibit others from using such marks in certain fields of use, there can be no assurance that the Company will be able to maintain such rights.

     The Company may be subject to claims of alleged infringement by it or its licensees of trademarks and other intellectual property rights from time to time in the ordinary course of business. The Company does not believe there are any such legal proceedings or claims that are likely to have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.

     Certain of the trademarks and trade names used by the Company are the property of and are licensed from IDG, the Parent.

EMPLOYEES AND AUTHORS

     As of September 30, 1998, the Company had a total of 428 employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relations with employees to be good. The Company also relies on a recognized and highly respected author list of leading authorities, media celebrities and computer/Internet experts. The Company generally does not have long-term contracts with its authors.

COMPETITION

     The Company faces competition in each of its areas of publication directly from other publishers and indirectly from nonprint media and expects that competition will remain intense in the future.

     The Company competes on the basis of editorial quality, timely introduction of new titles, product positioning, pricing and brand name recognition. In addition to the Company, Simon & Schuster, Microsoft Press and McGraw-Hill all share a strong market presence in the United States and internationally in technology publishing. The principal competitors for the Company's business/self-help/lifestyle titles include Random House, Simon & Schuster and HarperCollins. Each of these competitors has substantially greater financial resources than the Company.

     Nonprint media, such as the Internet, CD-ROMs and instructional videotapes, may also present substantial competition to the Company. If computer users increase their reliance on instructions and information disseminated online, the Company's business could be adversely affected.

ITEM 2: PROPERTIES

     The Company's headquarters are in Foster City, California, and the Company has editorial, production and sales offices in Indianapolis, Chicago and New York. The Company currently leases all of its offices pursuant to leases terminating in 1998 through 2000. The Company believes that its properties are in good operating condition and adequately serve the Company's current business operations. The Company also anticipates that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

     On November 4, 1998, the Company signed a 10-year lease agreement for a new Indianapolis office facility. The planned commencement date is November 1, 1999. The annual basic rent payments range from $1.2 million to $1.4 million over the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company from time to time is a part to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is a party that, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "IDGB" since July 28, 1998. The following table sets forth the high and low closing sales prices of the Company's Class A Common Stock for the period indicated and is as reported on the Nasdaq National Market.

                                                       SALES PRICE
                                                     ----------------
                   QUARTER ENDED                      LOW       HIGH
                   -------------                     ------    ------
Fourth Quarter (from July 28, 1998)................  $10.38    $16.42

     (b) On December 15, 1998, there were approximately 30 holders of record of the Company's Class A Common Stock, although the Company believes that there is a larger number of beneficial owners of its Common Stock. The last reported sale price per share of Common Stock on December 15, 1998 on the Nasdaq National Market was $16.875.

     On July 27, 1998, the Company commenced an initial public offering, which consisted of 3,180,000 shares of its Class A Common Stock (the "Offering") at $15.50 per share pursuant to a registration statement (No. 333-53433) declared effective by the Securities and Exchange Commission on July 27, 1998. The Company used approximately $38.4 million of the net proceeds from the Offering for the repayment of indebtedness owed to the Parent. The indebtedness was incurred by the Company in connection with the dividend paid by the Company prior to the Offering in the form of a promissory note. The Company used the remaining $5.6 million of net proceeds for general corporate purposes.

     Although the Company a paid dividend to IDG with the proceeds from the Offering, the Company does not intend to pay any cash dividends with respect to its common stock for the foreseeable future. The Company intends to retain any earnings for use in the operation of its business and to fund future growth. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition and results of operations and capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information included under the caption "Selected Financial Data" on page 14 of the Company's 1998 Annual Report to Stockholders.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 28 of the Company's 1998 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28 of the Company's 1998 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding the executive officers and directors of the Company and their ages as of September 30, 1998:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
John J. Kilcullen.........................  39     Chairman of the Board of Directors and
                                                   Chief Executive Officer
Steven H. Berkowitz.......................  40     President and Publisher
John P. Ball..............................  51     Executive Vice President, Operations and
                                                   Administration, and Secretary
Brenda L. McLaughlin......................  37     Senior Vice President and Group Publisher
James A. Doehrman.........................  41     Vice President and Chief Financial Officer
Patrick J. McGovern.......................  61     Director
James A. Casella..........................  50     Director
Jack A. Hoeft(1)..........................  52     Director
Lawrence B. Levy(1).......................  39     Director

---------------
(1) Board member as of October 3, 1998 and member of the Audit and Compensation Committees

     John J. Kilcullen. Mr. Kilcullen has served as Chief Executive Officer of the Company since July 1991 and has been a director of the Company and Chairman of the Board since March 1998. Prior to that, Mr. Kilcullen served as Vice President, Sales and Marketing and Publisher of the Company from April 1990 to July 1991. For the nine years prior to joining the Company, Mr. Kilcullen worked in various sales and marketing capacities for two publishing industry leaders, Bantam/Doubleday, Dell, Inc. and Prentice-Hall, and computer book publisher Que Corporation.

     Steven H. Berkowitz. Mr. Berkowitz has served as President and Publisher of the Company since October 1996. Prior to that, Mr. Berkowitz served as Chief Operating Officer and Publisher from October 1995 to September 1996, as Executive Vice President, Worldwide Publishing Operations, from October 1994 to September 1995, and as Chief Financial Officer and Vice President, Finance, from June 1994 to October 1994. Prior to joining the Company, Mr. Berkowitz served as Publisher of MIS: Press and M&T Books, a division of Henry Holt and Company, from June 1991 to May 1994. Prior to 1991, Mr. Berkowitz worked for eight years at Macmillan Publishing Company in numerous financial capacities including Vice President of Finance and Administration during the period 1988 to 1991 and before joining Macmillan Publishing Company he had three years of finance experience with Paramount Pictures, Inc.

     John P. Ball. Mr. Ball has served as Executive Vice President, Operations and Administration, of the Company since joining the Company in April 1996 and as Secretary of the Company since March 1998. Prior to joining the Company, Mr. Ball acted as an independent publishing and graphic arts consultant from March 1995 to March 1996. From December 1986 to February 1994, Mr. Ball served as Senior Vice President of Macmillan Publishing Company. Prior to joining Macmillan Publishing Company, Mr. Ball worked in the publishing industry in a senior production and manufacturing capacity for over 22 years, including the last 17 years of the period as Vice President -- Production and Manufacturing for William Morrow & Company, a leading publisher of trade and reference books.

     Brenda L. McLaughlin. Ms. McLaughlin has served as Senior Vice President and Group Publisher, of the Company since joining the Company in September 1994. Prior to joining the Company, Ms. McLaughlin served as Associate Publisher of MIS:Press and M&T Books from August 1993 to September 1994. From August 1989 to July 1993, Ms. McLaughlin served as Acquisitions Editor, Editor-in-Chief and Associate Publisher of M&T Books. Prior to joining M&T Books, Ms. McLaughlin worked for five years in various editorial capacities in the technology magazine businesses of Ziff-Davis, Inc. and McGraw-Hill, Inc.

     James A. Doehrman. Mr. Doehrman has served as Vice President and Chief Financial Officer of the Company since March 1998. Prior to that, Mr. Doehrman served as Vice President and General Manager, International Division, from July 1997 to March 1998. Prior to joining the Company, Mr. Doehrman served as Vice President and Business Manager of the Latin American Division of Simon & Schuster, Inc. from January 1996 to April 1997. From October 1993 to January 1996, Mr. Doehrman served as Vice President and International Controller of Simon & Schuster. Mr. Doehrman joined Simon & Schuster, Inc. as Vice
President -- Accounting Services in April 1992. Prior to joining Simon & Schuster, Inc. Mr. Doehrman had four years of financial experience with Federated Department Stores, Inc., serving as Operating Vice
President -- Capital Control from 1989 to 1992. Prior thereto, Mr. Doehrman had nine years of financial experience which included seven years of experience in public accounting with Arthur Andersen & Co.

     Patrick J. McGovern. Mr. McGovern has been a director of the Company since its inception in February 1990. Mr. McGovern is the founder and chairman of the board of the directors of International Data Group, Inc., the parent company of the Company. Mr. McGovern has served as the Chairman and Chief Executive Officer of IDG and its predecessor since February 1964. Mr. McGovern also serves on the boards of directors of the Massachusetts Institute of Technology, the Magazine Publishers Association and a number of IDG subsidiaries.

     James A. Casella. Mr. Casella has been a director of the Company since April 1998. Mr. Casella has served as the Chief Operating Officer of IDG since March 1995. From March 1992 to March 1995, Mr. Casella served as the President of Infoworld Media Group, Inc., a subsidiary of IDG. Mr. Casella also serves on the board of directors of BPA International, a privately-held company.

     Jack A. Hoeft. Mr. Hoeft has been a director of the Company since October 1998. Mr. Hoeft is currently a member of the Supervisory Board of Random House, Inc., an international book publisher. Prior to that, Mr. Hoeft served as Chairman and Chief Executive Officer of Bantam/Doubleday, Dell, Inc. from January 1996 to July 1998 and as President and Chief Executive Officer from June 1991 to January 1996. Mr. Hoeft is also a member of the board of directors of the Keller Tavern Preservation Society and a trustee of the University of Dayton.

     Lawrence B. Levy. Mr. Levy has been a director of the Company since October 1998. Since February 1995, Mr. Levy has served as Executive Vice President and Chief Financial Officer of Pixar, a digital animation movie studio. From April 1991 to February 1995, Mr. Levy held various positions at Electronics For Imaging, Inc., a digital color imaging product company, most recently as Executive Vice President and Chief Financial Officer. Prior to that, Mr. Levy was an attorney with Wilson Sonsini Goodrich & Rosati, a private law firm, where he was elected to membership in February 1990.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item may be found in the sections entitled "Executive Officer Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders on February 9, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item may be found in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 9, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item may be found in the section entitled "Relationship with IDG and Certain Transactions" appearing in the Proxy Statement to be delivered to stockholders in connection with the

Annual Meeting of Stockholders to be held on February 9, 1999. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. The following Financial Statements and Auditors' Report are incorporated by reference from the Company's 1998 Annual Report to Stockholders:
         Independent Auditors Report
         Balance Sheets as of September 30, 1998 and 1997
         Statements of Income for the years ended September 30, 1998, 1997 and 1996
         Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996
         Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996
         Notes to Financial Statements

     2. FINANCIAL STATEMENT SCHEDULE.

       Schedule II -- Valuation and Qualifying Accounts

     3. EXHIBITS.

     The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

 EXHIBIT
 NUMBER                           EXHIBIT TITLE
 -------                          -------------
   2.1     Cliffs Notes, Inc. Share Purchase Agreement.
   3.1*    Amended and Restated Certificate of Incorporation of the
           Registrant.
   3.2*    Bylaws of the Registrant.
   4.1*    Form of Registrant's Class A common stock certificate.
  10.1*    Form of Indemnification Agreement entered into by the
           Registrant with each of its directors and executive
           officers.
  10.2**   1998 Stock Plan, as amended, and forms of related
           agreements.
  10.3*    1998 Employee Stock Purchase Plan.
  10.4*    Form of Employment Agreement between the Registrant and John
           J. Kilcullen dated as of July 1, 1998.
  10.5*    Form of Employment Agreement between the Registrant and
           Steven H. Berkowitz dated as of July 1, 1998.
  10.6*    Form of Compensation Agreement between the Registrant and
           John P. Ball dated as of July 1, 1998.
  10.7*    Form of Compensation Agreement between the Registrant and
           James A. Doehrman dated as of July 1, 1998.
  10.8*    Form of Compensation Agreement between the Registrant and
           Brenda L. McLaughlin dated as of July 1, 1998.
  10.9*    Corporate Services Agreement between the Registrant and IDG dated as of June 1, 1998.
  10.10*   Registration Rights Agreement between the Registrant and IDG
           Enterprises, Inc. dated as of June 1, 1998.
  10.11*   Trademark License Agreement between the Registrant and IDG dated June 1, 1998.

 EXHIBIT
 NUMBER                           EXHIBIT TITLE
 -------                          -------------
  10.12*   Non-competition Agreement between the Registrant and IDG
           dated as of June 1, 1998.
  10.13*   Tax Allocation Agreement between the Registrant and IDG
           dated as of June 1, 1998.
  10.14*   Restated Share Exchange Agreement between the Registrant,
           IDG Enterprises, Inc. and State Street Bank and Trust
           Company dated May 21, 1998.
  10.15*   Employee Stock Ownership Plan of Registrant effective as of
           October 1, 1997.
  10.16    Office Lease between Crosspoint Seven, LLC "Landlord" and
           IDG Books Worldwide, Inc. "Tenant".
  13.1     Annual Report to Stockholders.
  23.1     Independent Auditors' Consent.
  23.2     Independent Auditors' Report on Schedule.
  27.1     Financial Data Schedule.

---------------
  * Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-53433) declared effective July 27, 1998.

 ** Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-67977), filed November 25, 1998.

(b) No reports on Form 8-K were filed during the quarter ended September 26, 1998.

(c) Exhibits: See Item 14(a)3 above.

(d) Financial Statement Schedules: See Item 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IDG BOOKS WORLDWIDE, INC.

Date: December 28, 1998                                                 By: /s/ JAMES A. DOEHRMAN
                                                           ----------------------------------------------------
                                                                            James A. Doehrman
                                                                Vice President and Chief Financial Officer
                                                                  (Principal Accounting Officer and Duly
                                                                           Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ JOHN J. KILCULLEN                        Chairman of the         December 28, 1998
-----------------------------------------------------      Board of Directors,
                 (John J. Kilcullen)                   and Chief Executive Officer

               /s/ STEVEN H. BERKOWITZ                   President and Publisher     December 28, 1998
-----------------------------------------------------
                (Steven H. Berkowitz)

                /s/ JAMES A. DOEHRMAN                         Vice President         December 28, 1998
-----------------------------------------------------  and Chief Financial Officer
                 (James A. Doehrman)                      (Principal Accounting
                                                             Officer and Duly
                                                           Authorized Officer)

               /s/ PATRICK J. MCGOVERN                           Director            December 28, 1998
-----------------------------------------------------
                (Patrick J. McGovern)

                /s/ JAMES A. CASELLA                             Director            December 28, 1998
-----------------------------------------------------
                 (James A. Casella)

                  /s/ JACK A. HOEFT                              Director            December 28, 1998
-----------------------------------------------------
                   (Jack A. Hoeft)

                /s/ LAWRENCE B. LEVY                             Director            December 28, 1998
-----------------------------------------------------
                 (Lawrence B. Levy)

                                                                     SCHEDULE II

                           IDG BOOKS WORLDWIDE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                 NET DEDUCTIONS
                                      BALANCE AT        ADDITION -- CHARGED TO    (RECOVERIES)    BALANCE AT END
          DESCRIPTION             BEGINNING OF PERIOD          EXPENSE            AND OTHER(1)      OF PERIOD
          -----------             -------------------   ----------------------   --------------   --------------
Allowance for sales returns
  1996..........................        $15,160                $26,866              $26,636          $15,390
  1997..........................         15,390                 31,026               28,583           17,833
  1998..........................         17,833                 38,372               34,315           21,890
Allowance for doubtful accounts
  1996..........................          1,021                    557                   78            1,500
  1997..........................          1,500                  1,811                 (154)           3,465
  1998..........................          3,465                  1,225                  135            4,555
Reserve for inventory
  obsolescence
  1996..........................          4,170                  6,779                2,741            8,208
  1997..........................          8,208                  5,194                1,468           11,934
  1998..........................         11,934                  8,093                5,649           14,378
Reserve for royalty advances
  1996..........................            595                    398                   --              993
  1997..........................            993                  1,006                   --            1,999
  1998..........................          1,999                    800                 (463)           3,262

(1) Other represents liabilities assumed in acquisition of publishing rights.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 2.1      Cliffs Notes, Inc. Share Purchase Agreement.
 3.1*     Amended and Restated Certificate of Incorporation of the
          Registrant.
 3.2*     Bylaws of the Registrant.
 4.1*     Form of Registrant's Class A common stock certificate.
10.1*     Form of Indemnification Agreement entered into by the
          Registrant with each of its directors and executive
          officers.
10.2**    1998 Stock Plan, as amended, and forms of related
          agreements.
10.3*     1998 Employee Stock Purchase Plan.
10.4*     Form of Employment Agreement between the Registrant and John
          J. Kilcullen dated as of July 1, 1998.
10.5*     Form of Employment Agreement between the Registrant and
          Steven H. Berkowitz dated as of July 1, 1998.
10.6*     Form of Compensation Agreement between the Registrant and
          John P. Ball dated as of July 1, 1998.
10.7*     Form of Compensation Agreement between the Registrant and
          James A. Doehrman dated as of July 1, 1998.
10.8*     Form of Compensation Agreement between the Registrant and
          Brenda L. McLaughlin dated as of July 1, 1998.
10.9*     Corporate Services Agreement between the Registrant and IDG dated as of June 1, 1998.
10.10*    Registration Rights Agreement between the Registrant and IDG
          Enterprises, Inc. dated as of June 1, 1998.
10.11*    Trademark License Agreement between the Registrant and IDG dated June 1, 1998.
10.12*    Non-competition Agreement between the Registrant and IDG
          dated as of June 1, 1998.
10.13*    Tax Allocation Agreement between the Registrant and IDG
          dated as of June 1, 1998.
10.14*    Restated Share Exchange Agreement between the Registrant,
          IDG Enterprises, Inc. and State Street Bank and Trust
          Company dated May 21, 1998.
10.15*    Employee Stock Ownership Plan of Registrant effective as of
          October 1, 1997.
10.16     Office Lease between Crosspoint Seven, LLC "Landlord" and
          IDG Books Worldwide, Inc. "Tenant".
13.1      Annual Report to Stockholders.
23.1      Independent Auditors' Consent.
23.2      Independent Auditors' Report on Schedule.
27.1      Financial Data Schedule.

---------------
  * Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-53433) declared effective July 27, 1998.

 ** Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-67977), filed November 25, 1998.

(b) No reports on Form 8-K were filed during the quarter ended September 26, 1998.

(c) Exhibits: See Item 14(a)3 above.

(d) Financial Statement Schedules: See Item 14(a)2 above.