Form 10-Q
period 1998-12-26
IDG BOOKS WORLDWIDE INC
filed 1999-02-09
CIK 1061763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998

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

                                Yes  X     No
                                    ---        ---

        The number of shares outstanding of the issuer's Common Stock as of January 31, 1999 was 14,378,552.

        This quarterly report on Form 10-Q contains a total of 17 pages, of which this page is page 1.

                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

         Item 1:  Consolidated Financial Statements

              Consolidated Balance Sheets
              as of December 31, 1998 (Unaudited) and September 30, 1998.....................3

              Consolidated Statements of Income
              for the Three Months Ended December 31, 1998 and 1997 (Unaudited)..............4

              Consolidated Statements of Cash Flows
              for the Three Months Ended December 31, 1998 and 1997 (Unaudited)..............5

              Notes to Consolidated Financial Statements.....................................6-8


         Item 2:  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................................9-15


PART II. OTHER INFORMATION

         Item 6:  Exhibits...................................................................16

                  Signatures.................................................................17

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS


                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    1998          1998
                                                                                ------------  -------------
                                                                                 (UNAUDITED)
Current Assets:
    Cash ...................................................................      $  1,399      $ 15,466
    Accounts receivable - net ..............................................        36,380        27,477
    Inventory - net ........................................................        10,451        10,367
    Receivable from parent .................................................          --           1,514
    Other current assets ...................................................         1,077           903
    Deferred tax assets ....................................................        20,823        18,144
                                                                                  --------      --------
       Total current assets ................................................        70,130        73,871
    Royalty advances - net .................................................         5,322         5,195
    Property and equipment - net ...........................................         5,187         5,605
    Intangible assets - net ................................................        19,549         3,583
    Other assets ...........................................................         1,900          --
                                                                                  --------      --------
           Total Assets ....................................................      $102,088      $ 88,254
                                                                                  ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable .......................................................      $  3,910      $  5,885
    Accrued liabilities ....................................................        42,451        35,779
    Line of credit .........................................................         4,438          --
                                                                                  --------      --------
       Total current liabilities ...........................................        50,799        41,664
                                                                                  --------      --------

Stockholders' Equity:
    Preferred stock, $.001 par value; authorized:
      5,000,000 shares;  issued and outstanding: 0 shares ..................          --            --
    Common stock, $.001 par value; authorized:
      25,000,000 Class A shares and 400,000 Class B shares; Issued and outstanding:
      FY 1999 - 14,178,552 Class A and 200,000 Class B shares ..............            14
      FY 1998 - 14,080,000 Class A and 200,000 Class B shares ..............                          14
Additional paid-in capital .................................................        45,548        44,029
Retained earnings ..........................................................         5,727         2,547
                                                                                  --------      --------
       Total stockholders' equity ..........................................        51,289        46,590
                                                                                  --------      --------
           Total Liabilities and Stockholders' Equity ......................      $102,088      $ 88,254
                                                                                  ========      ========


                 See notes to consolidated financial statements

                    IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                     --------------------
                                                                       1998        1997
                                                                     -------      -------
                                                                   (UNAUDITED)  (UNAUDITED)
Revenue:
    Net Sales .................................................      $36,094      $32,120
    Licensing revenues and other ..............................        1,211          851
                                                                     -------      -------
          Net revenue .........................................       37,305       32,971
                                                                     -------      -------
Operating Costs and Expenses:
    Cost of sales .............................................       18,297       17,134
    Selling, general and administrative .......................       12,483       10,747
    Depreciation and amortization .............................        1,186          792
                                                                     -------      -------
          Total operating costs and expenses ..................       31,966       28,673
                                                                     -------      -------
Operating Income ..............................................        5,339        4,298
                                                                     -------      -------
    Interest Income - net .....................................          104         --
Income Before Provision for Income Taxes ......................        5,443        4,298
                                                                     -------      -------
    Provision for Income Taxes ................................        2,263        1,763
                                                                     -------      -------
Net Income ....................................................      $ 3,180      $ 2,535
                                                                     =======      =======

Basic and Diluted Net Income per Share ........................      $  0.22      $ 0.23
                                                                     =======      =======

Basic and Diluted Pro Forma Net Income per Share (1) ..........                   $ 0.18
                                                                                  =======

Shares Used in per Share Calculations:
    Basic net income ..........................................       14,302       11,100
                                                                     =======      =======
    Diluted net income ........................................       14,409       11,100
                                                                     =======      =======
    Pro forma basic net income (1) ............................                    13,873
                                                                                  =======
    Pro forma diluted net income (1) ..........................                    13,873
                                                                                  =======


(1) Pro forma amounts for the three months ended December 31, 1997 reflect as outstanding the number of shares required to be sold in the July 1998 initial public offering to pay a $38.4 million dividend declared prior to the offering (see Note 2).



                 See notes to consolidated financial statements

                    IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             -----------------------
                                                                               1998           1997
                                                                             --------       --------
                                                                           (UNAUDITED)     (UNAUDITED)
Cash Flows from Operating Activities:
    Net Income ........................................................      $  3,180       $  2,535
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization ................................         1,186            792
         Deferred income taxes ........................................          (835)        (1,458)
         Changes in operating assets and liabilities:
            Accounts receivable .......................................        (7,115)        (7,829)
            Inventory .................................................         1,052           (798)
            Royalty advances ..........................................          (127)        (1,287)
            Other current assets ......................................         1,414         (1,557)
            Accounts payable ..........................................        (2,515)        (2,369)
            Accrued liabilities .......................................         4,835          3,941
                                                                             --------       --------
               Net cash provided (used) by operating activities .......         1,075         (8,030)
                                                                             --------       --------
Cash Flows from Investing Activities:
    Capital expenditures ..............................................          (360)          --
    Acquisitions ......................................................       (17,118)        (3,439)
    Other investments .................................................        (1,760)          --
                                                                             --------       --------
               Net cash used by investing activities ..................       (19,238)        (3,439)
                                                                             --------       --------
Cash Flows from Financing Activities:
    Advances on the line of credit ....................................         4,438           --
    Repayment of Cliffs Notes, Inc. line of credit ....................          (342)          --
    Advances due to Parent - net change ...............................          --           11,471
                                                                             --------       --------
               Net cash provided by financing activities ..............         4,096         11,471
                                                                             --------       --------
Net Increase (Decrease) in Cash .......................................       (14,067)             2
Cash, Beginning of Period .............................................        15,466             74
                                                                             --------       --------
Cash, End of Period ...................................................      $  1,399       $     76
                                                                             ========       ========

Noncash Investing Activity:
    Acquisitions (Note 7):
       Assets .........................................................      $  5,217       $  1,400
       Goodwill (Notes 2 and 5) .......................................        15,449           --
       Other intangible assets (Notes 2 and 5) ........................           700           --
       Publishing rights ..............................................          --            4,000
       Less: cash paid ................................................       (17,118)        (3,439)
                                                                             --------       --------
       Liabilities assumed ............................................      $  4,248       $  1,961
                                                                             ========       ========

Noncash Financing Activity:
    Issuance of Class A common stock under the ESOP plan (98,552 shares)     $  1,519       $   --
                                                                             ========       ========


                 See notes to consolidated financial statements

                    IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 AND AS OF
                      DECEMBER 31, AND SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three months ended December 31, 1998 and 1997, and as of December 31, 1998 are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements. Certain information or footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of the operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 1998, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

Organization and Description of Business -- IDG Books Worldwide, Inc. ("the Company"), a Massachusetts company, was founded in 1990 as a wholly-owned subsidiary (through intermediate companies) of International Data Group, Inc. ("Parent"). On March 24, 1998, the Company was reincorporated in Delaware. On July 31, 1998, the Company consummated its initial public offering (the "Offering") of 3,180,000 shares of Class A common stock at an offering price of $15.50 per share pursuant to a Registration Statement declared effective by the SEC on July 27, 1998. After deducting expenses, the net proceeds to the Company from the Offering were $44,032,000. The Company used $38,400,000 of the net proceeds of the Offering to repay indebtedness owed to the Parent. At December 31, 1998, the Parent held approximately 78% of the voting power of the Company's common stock.

The Company is a leading global knowledge company with best-selling technology, business and general know-how books and computer-based training tools designed to make learning accessible and fun. The Company publishes and markets its books under brand names, including the "... For Dummies(R)" series.

Principles of Consolidation -- The consolidated financial statements include the accounts of IDG Books Worldwide, Inc. and its majority controlled subsidiary (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

Reclassifications -- Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the fiscal 1999 presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year -- The Company's fiscal year ends on the last Saturday of each September. Fiscal year 1998, ended on September 26, 1998, and consisted of 52 weeks. For convenience, fiscal year-ends are denoted in the accompanying consolidated financial statements as September 30. Similarly, the thirteen-week periods ended December 26, 1998 and December 27, 1997 are referred to as the three-months ended December 31, 1998 and 1997, respectively.

Intangible Assets - Intangible assets represent goodwill, publishing rights and other intangible assets, as applicable to the period reported. Amortization is provided on a straight-line method over the estimated useful lives of these assets, not exceeding forty years.

Net Income Per Share -- Net income per share is computed using the basic and diluted weighted average number of common shares outstanding during the year in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the three months ended December 31, 1998, 106,356 shares reflecting the dilutive effects of outstanding stock options, were included in computing diluted net income per share.

                    IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

Unaudited Pro Forma Earnings Per Share - For the three months ended December 31, 1997, unaudited pro forma basic net income per share amounts were calculated using common shares outstanding plus the number of shares (2,773,000) whose proceeds were required to be used to repay a $38.4 million note payable (issued as a pre-offering dividend) at the $15.50 initial public offering price reduced by per share offering costs. The pro forma diluted net income per share amounts also reflect the dilutive effect of outstanding stock options.

Comprehensive Income - Under SFAS No. 130, an enterprise is required to report the change in its net assets during the period from nonowner sources ("Comprehensive Income"). The Company's comprehensive income for the three months ended December 31, 1998 and 1997 was equal to its net income for those periods ($3,180,000 and $2,535,000, respectively).

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

                                               -------------------------------------
                                               December 31, 1998  September 30, 1998
                                               -------------------------------------
                                                  (unaudited)
 Accounts receivable .....................          $ 62,962           $ 53,922
 Allowance for doubtful accounts .........            (4,620)            (4,555)
 Allowance for sales returns .............           (21,962)           (21,890)
                                               -------------------------------------
     Total ...............................          $ 36,380           $ 27,477
                                               =====================================

4. INVENTORIES

Inventories consisted of the following (in thousands):

                                               -------------------------------------
                                               December 31, 1998  September 30, 1998
                                               -------------------------------------
                                                  (unaudited)
 Books (finished goods) ..................          $ 23,445           $ 22,185
 Paper ...................................             1,713              2,560
                                               -------------------------------------
     Total Inventory......................            25,158             24,745
 Reserve for obsolescence ................           (14,707)           (14,378)
                                               -------------------------------------
     Net Inventory .......................          $ 10,451           $ 10,367
                                               =====================================

5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):


                                               -------------------------------------
                                               December 31, 1998  September 30, 1998
                                               -------------------------------------
                                                  (unaudited)
 Goodwill ................................          $ 15,449           $   --
 Publishing rights .......................             3,958              3,958
 Other intangible assets .................               700               --
                                               -------------------------------------
     Total gross intangible assets .......            20,107              3,958
Less: accumulated amortization ...........              (558)              (375)
                                               -------------------------------------
     Net intangible assets ...............          $ 19,549           $  3,583
                                               =====================================

                    IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                               -------------------------------------
                                               December 31, 1998  September 30, 1998
                                               -------------------------------------
                                                  (unaudited)
Accrued royalties ............................      $11,611            $11,545
Accrued compensation and benefits ............        7,495              9,315
Accrued promotion ............................       11,336              9,923
Accrued federal and state corporate taxes ....        3,519              1,272
Other accrued  liabilities ...................        8,490              3,724
                                               -------------------------------------
      Total ..................................      $42,451            $35,779
                                               =====================================

7. ACQUISITION ACTIVITY

In December 1998, the Company purchased all of the capital stock of Cliffs Notes, Inc., a privately held publisher of the popular study guides. The acquisition price included approximately $17.1 million in payments to Cliffs' shareholders, retirement of shareholder notes and bank debt, plus $.5 million in transaction costs. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired of $5.2 million and liabilities assumed of $4.2 million. Assumed liabilities include $1.8 million for the cost of a restructuring plan to relocate certain employees of Cliffs and terminate certain facility leases and other business contracts. Of the acquisition cost, $15.4 million was allocated to goodwill. Such allocation is preliminary and subject to revision upon receipt of final information concerning the amounts of working capital at closing and the cost of such restructuring plan. The Company's pro forma net income, assuming such acquisition had been made as of the beginning of the periods presented herein, would not differ materially from actual net income reported for those periods.

Also in December 1998, the Company made a $1.8 million investment to acquire a 49% interest in a Canadian publisher, CDG Books Canada, Inc., a newly formed company with Macmillan Canada (a division of Canada Publishing Company). The Company's investment is accounted for using the equity method. The Company's equity in operating results for the quarter was insignificant.

In December 1997, the Company acquired from Henry Holt and Company the publishing rights for the books published under the names "MIS: Press" and "M&T Books", and the related inventory and other assets, for $5.4 million in cash and assumed liabilities. The cost of this acquisition was allocated to the assets acquired, including $4.0 million allocated to publishing rights, which is being amortized over eight years.

8. CREDIT AGREEMENT

During the three months ended December 31, 1998, the Company received borrowings on the line of credit of $4.4 million in accordance with the acquisition of Cliffs Notes, Inc.'s capital stock. Additionally, the Company assumed $.3 million of the Cliffs Notes, Inc. line of credit which was paid off on December 18, 1998.

9. SUBSEQUENT EVENTS

In January 1999, the Company reached an agreement with Banta Book Group of Banta Corporation (Banta) for Banta to build a 250,000 square foot distribution facility dedicated to the distribution of all Company product. As part of this agreement, the two companies have also signed a 10-year manufacturing and distribution agreement. The Company expects to ship its products from this facility by the end of calendar year 1999. During the contract period, the minimum annual payment is $3.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IDG Books is a leading global knowledge company featuring a diverse portfolio of technology, business and general know-how books and computer-based learning tools. The Company publishes and markets 18 book series under well-known brand names, including its popular "... For Dummies(R)" series. These books have created widespread recognition of the Company's brands by consumers, enabling it to successfully publish across a variety of categories in technology, business and general know-how. The Company's portfolio of brand names includes more than 780 active titles. The Company has approximately 75 million English-language books in print and has translated its books into 36 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth and personal enrichment.

Sales of technology-related books account for a substantial majority of the Company's net revenue. In this regard, sales of books devoted to the use of software products sold by Microsoft, including its Windows operating system, accounted for approximately forty percent of the Company's net revenue for the three months ended December 31, 1998. The Company expects to continue to depend upon sales of technology books, particularly those related to Microsoft products, for a substantial majority of the Company's net revenue for the foreseeable future.

In December 1998, the Company purchased all of the capital stock of Cliffs Notes, Inc., a privately held publisher of the popular literary study guides. Cliffs Notes currently publishes approximately 300 titles, including its original Cliffs Notes(R) plus Cliffs Quick Review(R) for high school and college courses, Test Preparation guides, Advanced Placement study aids, and Test Preparation software.

The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the three months ended December 31, 1998, the Company's top three customers accounted for approximately 40.5% of the Company's net revenue as compared to 38.5% in 1997, and the Company's top ten customers accounted for approximately 65.4% of the Company's net revenue in 1998 as compared to 71.0% in 1997.

RESULTS OF OPERATIONS

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                                 Three months ended December 31,
                                                        1998        1997
                                                 -------------------------------
Statement of Income Data:
Net Revenue:
"...For Dummies(R)" ..........................          63.9%       68.1%
IDG Books Technology .........................          36.1        31.9
                                                 -------------------------------
Total Net Revenue ............................         100.0%      100.0%
                                                 -------------------------------

Cost of Sales ................................          49.0%       52.0%
Selling, general and administrative expenses..          33.5        32.6
Depreciation and amortization ................           3.2         2.4
                                                 -------------------------------
Operating Income .............................          14.3        13.0
Interest Income - net ........................           0.3          --
                                                 -------------------------------
Income before provision for income taxes .....          14.6        13.0
                                                 -------------------------------
Net income ...................................           8.5%        7.7%
                                                 -------------------------------

Other Data:
EBITDA(1) ....................................          17.5%       15.5%
                                                 -------------------------------

FIRST QUARTER ENDED DECEMBER 31, 1998 COMPARED TO FIRST QUARTER ENDED DECEMBER 31, 1997

         Net Revenue. Net revenue increased $4.3 million, or 13.1%, to $37.3 million for the three months ended December 31, 1998 from $33.0 million for the three months ended December 31, 1997. This increase was primarily the result of an increase in net revenue of $1.4 million, or 6.1%, for the Company's branded franchise group, which includes the "... For Dummies(R)" brand and Cliffs
Notes brand, and $2.9 million, or 28.2%, for the IDGB Technology Group. Of the Company's net revenue for the three months ended December 31, 1998, $6.0 million was attributable to sales of titles (including new editions) first published during that period, as compared to $5.9 million for titles (including new editions) first published during the same period for 1997.

         Cost of Sales. Cost of sales increased $1.2 million, or 6.8%, to $18.3 million for the three months ended December 31, 1998 from $17.1 million for the three months ended December 31, 1997. Cost of sales as a percentage of net revenue was 49.0% and 52.0% for the three months ended December 31, 1998 and December 31, 1997, respectively. Product costs, including paper, printing, binding, royalty, and inventory obsolescence expenses decreased as a percentage of net revenue to 31.6% for the three months ended December 31, 1998 from 33.4% for the three months ended December 31, 1997 as a result of favorable paper, printing and binding prices. Product development costs decreased as a percentage of net revenue to 10.1% for the three months ended December 31, 1998 from 10.9% for the three months ended December 31, 1997, reflecting the Company's decrease in new title releases as compared to the same quarter of 1997. Fulfillment and distribution expense decreased as a percentage of net revenue to 7.4% for the three months ended December 31, 1998 from 7.6% for the three months ended December 31, 1997 as a result of efficiencies achieved in the Company's distribution facilities.

-------------------
(1) "EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three months ended December 31, 1998 was $6.5 million compared to $5.1 million for the three months ended December 31, 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 16.2%, to $12.5 million for the three months ended December 31, 1998 from $10.8 million for the three months ended December 31, 1997. Approximately $1.4 million of this increase was attributable to increased selling and marketing expenses including increases as a result of the implementation of a new retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. The remainder of the increase was attributed to a $0.3 million increase in general and administrative expenses, including costs incurred relating to the upgrade of computer systems. Selling, general and administrative expenses increased as a percentage of net revenue to 33.5% for the three months ended December 31, 1998 from 32.6% for the three months ended December 31, 1997. The Company's selling and marketing costs increased as a percentage of revenue to 19.9% of net revenue for the three months ended December 31, 1998 compared to 18.3% for the same period the prior year.

         Parent Corporate Services Fee (included with selling, general and administrative expense). Effective January 1, 1998, the Company assumed responsibility for certain corporate administrative functions, as well as for its own strategic marketing and brand-building, the costs for which had previously been paid to the Company's parent and recorded as parent corporate services fee. These fees are included in selling, general and administrative expenses.

         Depreciation and Amortization. Depreciation and amortization expenses increased $.4 million or 49.7% to $1.2 million for the three months ended December 31, 1998 from $.8 million for the three months ended December 31, 1997. The increase was due to an increase in the depreciable asset base and amortization of publishing rights, over the prior year fiscal quarter.

         Operating Income. Operating income increased $1.0 million, or 24.2%, to $5.3 million for the three months ended December 31, 1998 from $4.3 million for the three months ended December 31, 1997. Operating income increased as a percentage of net revenue to 14.3% in the three months ended December 31, 1998 from 13.0% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

         Income before Provision for Income Taxes. Income before provision for income taxes increased $1.1 million, or 26.6%, to $5.4 million for the three months ended December 31, 1998 from $4.3 million for the three months ended December 31, 1997. Income before provision for income taxes increased as a percentage of net revenue to 14.6% in the three months ended December 31, 1998 from 13.0% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

         Net Income. Net income of $3.2 million for the three months ended December 31, 1998 increased $.7 million, or 25.4%, from net income of $2.5 million for the three months ended December 31, 1997. This increase was primarily due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Historically, the financing requirements of the Company were funded through intercompany advances from IDG, its parent, while excess cash generated by the Company was remitted to IDG. Accordingly, the Company maintained minimal cash balances. In addition, balances owed to or due from IDG were non-interest bearing and periodic settlements of the net amounts were not made. As of June 22, 1998, IDG suspended the cash sweep process allowing cash receipts and cash generated by the Company to be retained by the Company. During the Company's fiscal fourth quarter ended September 30, 1998, the advances due to Parent account balance was paid by IDG and reduced to zero.

As of December 31, 1998 the Company's working capital decreased $12.9 million to $19.3 million from $32.2 million at December 31, 1997. The decrease in working capital at December 31, 1998 was primarily the result of a net decrease in cash of $14.1 million due to the acquisition of Cliffs Notes, Inc. Additionally, there was a $1.5 million decrease in the receivable from parent, a $6.7 million increase in accrued liabilities, and a $4.4 million increase in the line of credit, offset by an $8.9 million increase in net accounts receivable, a $2.9 million increase in other current assets and deferred tax assets, and a $2.0 million decrease in accounts payable.

The Company's net cash used in investing activities for the three months ended December 31, 1998 was $19.2 million. In December 1998, the Company acquired all of the capital stock of Cliffs Notes, Inc. which included $17.1 million in payments to Cliffs' shareholders, retirement of stockholder notes and bank debt. As of this report date, the purchase price allocation, subject to final working capital adjustments is not final. During December 1998 the Company acquired a 49% ownership interest in a Canadian publisher, CDG Books Canada, Inc., for $1.8 million.

The Company's net cash provided by financing activities was $4.0 million for the three months ended December 31, 1998 as a result of borrowing on the line of credit and $11.5 million for the three months ended December 31, 1997, as a result of changes in the net amount of intercompany advances from IDG or excess cash generated by the Company and retained by IDG prior to June 22, 1998.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         Dependence on the Computer Industry. The Company writes many of its books for users of information technology, particularly personal computers and software. Technology-related books accounted for a substantial majority of the Company's net revenue in the three months ended December 31, 1998, and it is expected that technology books will continue to account for a substantial majority of the Company's book sales for the foreseeable future. As a result, the Company's future success depends on the growth and development of the market for personal computers and related applications. If this grows at a rate less than expected, or if consumer demand for technology-related books declines for any reason, the Company's future financial results could be adversely affected.

         Dependence on Microsoft Products and Competition with Microsoft Press. Sales of books devoted to the use of software products sold by Microsoft Corporation ("Microsoft"), including its Windows operating system, accounted for approximately forty percent of the Company's net revenue in the three months ended December 31, 1998. As a result, future financial results will depend in large part on continued consumer demand for Microsoft products. A decline in the use of Microsoft products would likely result in decreased demand for the Company's books and could adversely affect future financial results.

         In addition to relying on the sales of books devoted to Microsoft products, the Company competes with Microsoft's publishing division, Microsoft Press, for readers of computer-related books, including books covering Microsoft products. Microsoft Press has substantially greater financial resources than the Company and, because it is owned by Microsoft, may have better access to planned and new Microsoft products. As a result, Microsoft Press may have a competitive advantage over the Company in providing books devoted to the use of software products sold by Microsoft.

         Dependence on " . . . For Dummies(R)" Publications. The Company derives a substantial proportion of its net revenue from the sale of the " . . . For Dummies(R)" family of books. In addition, the Company has devoted substantial resources to the publication of these books and the development of the " . . . For Dummies(R)" brand name. As a result, any change in reader preferences leading to a decline in demand for the " . . . For Dummies(R)" books would likely have a material adverse effect on future financial results.

         Risks of New Product Introductions. Generally as a particular book gets older, the Company sells fewer copies of that book. Consequently, the Company's future success depends on its ability to identify trends in the technology, business and general know-how markets and to offer new titles, as well as other products and services, that address the changing needs of the target audiences. To establish market acceptance of a new publication, the Company must dedicate significant resources to research and editorial development, production and sales and marketing. The Company incurs significant costs in developing, publishing and selling a new book, which often significantly precede meaningful revenues from its sale. Consequently, new publications can require significant time and investment to achieve profitability. Investors should note, however, that there can be no assurance that the Company's efforts to introduce new publications or other products or services will be successful or profitable.

         The Company records as an expense the costs related to the development of new publications and products, other than author advances, as they are incurred. As a result, the Company's profitability from quarter-to-quarter and from year-to-year may be adversely affected by the number and timing of new publications and product launches in any period and the level of acceptance gained by such publications and products.

         Risks Associated with Fluctuations in Paper Costs. Paper is the principal raw material used in the Company's business. The Company generally purchases paper from merchants representing the paper mills. The Company does not have long-term paper supply contracts with these paper merchants. The arrangements with merchants are negotiated each year and provide for quarterly price adjustments. Paper prices have been volatile over the past several years and are affected by many factors, including demand, mill capacity, pulp supply, energy costs and general economic conditions. Consequently, the Company's cost of paper, relative to our net revenue, can vary from period-to-period. In the past, paper has also been difficult to obtain due to industry-wide shortages. Significant paper price increases, sustained over a period of time, could adversely affect the Company's future financial condition or operating results.

         Fluctuations in Quarterly Results and Cyclicality of Revenue. The Company's operating expenses, which include product development costs and selling, general and administrative expenses, are relatively fixed in the short-term and are based on our long-term revenue expectations. If the Company sells fewer books or otherwise has lower revenue than expected, the Company may not be able to quickly reduce its spending. Any shortfall in the Company's revenue would have a direct impact on its results of operations, and fluctuations in quarterly results could affect the market price of its Class A common stock in a manner unrelated to the Company's long-term operating performance. The Company typically sells more books during the first and second quarters because of increased sales during the Christmas season. In addition, the Company sells more books in quarters in which software manufacturers release new or updated versions of popular software products. Because a substantial portion of the Company's selling, general and administrative expenses are incurred evenly throughout the year, the Company generally experiences relatively lower net profit during quarters not impacted by increases in net revenue due to seasonal or other factors discussed above.

         In addition, the Company typically publishes books relating to new trends and technologies. Accordingly, if general economic conditions worsen, people may defer spending on these new trends and technologies, which could reduce the number of books sold.

         Risks Associated with Product Distribution Channels; Risk of Product Returns. The Company sells its books primarily to large retail chains, large wholesalers, warehouse clubs, office superstores and computer and electronics superstores. In the three months ended December 31, 1998, the Company's three largest customers, Barnes & Noble, Inc., Ingram Book Company and Borders, Inc., accounted for approximately 16%, 14% and 11% of net revenue, respectively. The Company's future financial results depend in large part on its relationships with its customers. Any disruption in relationships with its customers could adversely affect financial performance.

         The Company's sales policy generally permits book customers to return any unsold or damaged books for full credit. The Company records as revenue all books sold to its customers in a particular quarter and, at the same time, records a provision for estimated returns. During the three months ended December 31, 1998, the Company recorded a provision for returns of approximately 22% of its gross sales. If, during any period, customers return more books than previously estimated, the Company's financial results in that period would be adversely affected.

         Competition. The Company faces competition directly from other book publishers and indirectly from non-print media. Competition in book publishing stems mainly from editorial quality, timely introduction of new titles, product positioning, pricing and brand name recognition. In addition to the Company, Pearson Education, Microsoft Press and McGraw-Hill all have a strong market presence in the United States and internationally in technology publishing. The principal competitors for the Company's business and general know-how titles include Random House, Simon & Schuster and HarperCollins. Each of these competitors has substantially greater financial resources than the Company.

         Non-print media, such as the Internet and CD-ROMs, may also present substantial competition. If computer users increase their reliance on instruction and other information disseminated on-line, the Company's business could be adversely affected.

         Potential Competition with IDG. IDG publishes magazines and on-line services and, to a lesser extent, books that may be competitive with the Company's publications. Certain of IDG's current publications and products compete with our books. As a result, the Company may compete with IDG for certain readers. IDG has substantially greater resources than the Company. Any increased competition from IDG for readers could have an adverse impact on the Company's business and operating results.

         Control by IDG; Potential Conflicts of Interests; Benefits to IDG. IDG owns all of the shares of the Class B common stock, each share of which is entitled to ten votes per share on most stockholder actions, and has approximately 78% of the combined voting power of both classes of common stock as of December 31, 1998. The remaining holders of the shares of Class A common stock are entitled to one vote per share and have approximately 22% of the combined voting power. IDG has two representatives on the Company's Board of Directors and has enough votes to elect all members of the Board of Directors.

         As a result of its stock ownership, IDG is in a position, without the approval of the Company's public stockholders, to: amend the Company's charter or approve a merger, sale of assets or other major corporate transaction; defeat any non-negotiated takeover attempt that might otherwise benefit the public stockholders; determine the amount and timing of dividends paid to itself and to the Company's public stockholders; and otherwise control the Company's management and operations and the outcome of all matters submitted for a stockholder vote that could conflict with the interests of its public stockholders.

         Dependence on Key Personnel. The Company relies, and will continue to rely, on its senior executive officers and other key management personnel. If any of these people leaves the Company, the relationships that these people have with the Company's authors, customers or manufacturers could be lost, and the Company would need to find people that could develop new relationships. In addition, the Company expects that it will need to hire additional employees, including a senior executive officer for marketing. The competition for employees at all levels of the book publishing industry is intense and is increasing. In our Northern California operations, in particular, the Company has experienced increased turnover of employees and is experiencing difficulty in attracting new employees. If the Company does not succeed in attracting new employees or retaining and motivating current employees, the Company's business could suffer significantly.

         Transition to New Distribution Service. The Company outsources distribution and fulfillment functions to retail and wholesale customers through two vendors. The contracts with these vendors expire in September 1999. One of these vendors accounted for more than 60% of our distribution and order fulfillment costs in each of fiscal 1996, 1997 and 1998. The Company has selected a single-source vendor for distribution and fulfillment, but has not started the transition to the new vendor. Any difficulties in transitioning to the new distribution vendor could adversely impact day-to-day operating performance and future financial results.

         Risks Associated with Acquisitions. As part of the Company's growth strategy, it may buy, or make significant investments in complementary companies, publications or products. The Company recently completed the acquisition of Cliffs Notes, Inc. This acquisition as well as any future acquisition will be accompanied by the risks commonly encountered in making acquisitions of products, companies and technologies.

         For example, it could have difficulty assimilating the personnel and operations of the acquired company. This could cause a disruption of its ongoing business, distraction of management and other resources, and difficulty in maintaining uniform standards, controls and procedures. There can be no assurance that the Company would succeed in overcoming these risks or any other problems encountered in connection with any acquisitions it may make. In addition, the Company may be required to incur debt or issue equity to pay for any future acquisitions.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in 2000, these date code fields will need to accept four-digit entries in order to distinguish 21st Century dates from 20th Century dates. As a result, the computer systems and/or software used by many companies will need to be upgraded to comply with "Year 2000" requirements by the end of 1999. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues.

The Company has essentially completed the review of its computer systems to determine the extent and impact of the Year 2000 issues. The Company uses and is installing a number of computer software programs and operating systems, including applications for its internal electronic communications network and for various administrative and billing functions. The Company has begun testing its systems for compliance in preparation for implementing the needed changes. Many of the Company's systems are new and were designed to accommodate the Year 2000 issue when originally installed. The Company currently anticipates completing corrective measures to its systems by mid-year of calendar 1999.

 The Company has assessed the scope of its risks related to problems its computer systems may have related to the Year 2000 issue and believes such risks are not material. The estimated costs to modify or replace these applications are included in the Company's cost for its computer system upgrade. The Company currently does not have a contingency plan in the event that it is unable to make its systems Year 2000 compliant. There can be no assurance, however, that the Company's systems will be fully Year 2000 compliant in a timely manner, and a failure by the Company to make its internal systems Year 2000 compliant could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company is in the process of communicating with its customers, suppliers, and business partners in an effort to assess how they intend to resolve their Year 2000 issues. The Company, at this time, is not able to form an opinion as to whether its customers or suppliers will be able to resolve their Year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations if they fail to do so. No assurance can be given that all of these third party systems will be Year 2000 compliant. Any failure of the Company's customers, suppliers, or business partners to satisfactorily address their Year 2000 problems could have a material adverse effect on the Company's business, financial condition, and results of operations.

Financial Market Risk

For the three months ended December 31, 1998, there were no material changes in the Company's exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Company's Registration Statement on Form S-1 (file no. 333-53433) filed in connection with the Company's initial public offering, and Form 10-K as of and for the year ended September 30, 1998.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               27  - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1998

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    IDG BOOKS WORLDWIDE, INC.

Date:    February 9, 1998             By: /s/ James A. Doehrman
                                         ---------------------------------------
                                      James A. Doehrman,
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer
                                         and Duly Authorized Officer)

                                 EXHIBIT INDEX



Exhibit 27        27  - Financial Data Schedule