Form 10-Q
period 1999-03-27
IDG BOOKS WORLDWIDE INC
filed 1999-05-11
CIK 1061763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

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

                             Yes [X]   No [ ]

The number of shares outstanding of the issuer's Common Stock as of April 30, 1999 was 14,417,549.

This quarterly report on Form 10-Q contains a total of 17 pages, of which this page is page 1.

INDEX


PART I.    FINANCIAL INFORMATION                                            PAGE NO.
                                                                            --------
        Item 1: Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
           and September 30, 1998..........................................    3

           Consolidated Statements of Income for the Three and Six Months
           Ended March 31, 1999 and 1998 (Unaudited) ......................    4

           Consolidated Statements of Cash Flows for the Six Months Ended
           March 31, 1999 and 1998 (Unaudited).............................    5

           Notes to Consolidated Financial Statements......................  6-8


        Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 9-15


PART II.   OTHER INFORMATION

        Item 6: Exhibits...................................................   16

                Signatures.................................................   17

     PART I -- FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                 MARCH 31,         SEPTEMBER 30,
                                                                                   1999                1998
                                                                                 --------            --------
                                                                               (UNAUDITED)
Current Assets:
   Cash .............................................................            $    240            $ 15,466
   Accounts receivable - net ........................................              42,941              27,477
   Inventory - net ..................................................              10,434              10,367
   Receivable from parent ...........................................                  --               1,514
   Other current assets .............................................               1,481                 903
   Deferred tax assets ..............................................              21,885              18,144
                                                                                 --------            --------
      Total current assets ..........................................              76,981              73,871
   Royalty advances - net ...........................................               5,761               5,195
   Property and equipment - net .....................................               5,399               5,605
   Intangible assets - net ..........................................              19,306               3,583
   Other assets .....................................................               2,035                  --
                                                                                 --------            --------
         Total Assets ...............................................            $109,482            $ 88,254
                                                                                 ========            ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable
 .................................................                                $  4,988            $  5,885
   Accrued liabilities ..............................................              45,875              35,779
   Line of credit ...................................................               2,375                  --
                                                                                 --------            --------
      Total current liabilities .....................................              53,238              41,664
                                                                                 --------            --------

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized:
     5,000,000 shares;  issued and outstanding: 0 shares ............                  --                  --
   Common stock, $.001 par value; authorized:
     25,000,000 Class A shares and 400,000 Class B shares; Issued and outstanding:
     FY 1999 - 14,217,549 Class A and 200,000 Class B shares ........                  14
     FY 1998 - 14,080,000 Class A and 200,000 Class B shares ........                                      14
Additional paid-in capital ..........................................              45,952              44,029
Retained earnings ...................................................              10,278               2,547
                                                                                 --------            --------
      Total stockholders' equity ....................................              56,244              46,590
                                                                                 --------            --------
         Total Liabilities and Stockholders' Equity .................            $109,482            $ 88,254
                                                                                 ========            ========


                 See notes to consolidated financial statements

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  MARCH 31,                            MARCH 31,
                                                          1999               1998              1999               1998
                                                        -------            -------            -------            -------
                                                      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenue:
   Net Sales .................................          $43,159            $37,463            $79,253            $69,583
   Licensing revenues and other ..............            1,527              1,482              2,738              2,333
                                                        -------            -------            -------            -------
          Net revenue ........................           44,686             38,945             81,991             71,916
                                                        -------            -------            -------            -------
Operating Costs and Expenses:
   Cost of sales .............................           21,873             20,722             40,170             37,856
   Selling, general and administrative .......           13,457             10,001             25,940             20,748
   Depreciation and amortization .............            1,283                875              2,469              1,667
                                                        -------            -------            -------            -------
          Total operating costs and expenses..           36,613             31,598             68,579             60,271
                                                        -------            -------            -------            -------
Operating Income .............................            8,073              7,347             13,412             11,645
   Interest Expense -- net ...................              122                 --                 18                 --
                                                        -------            -------            -------            -------
Income Before Provision for Income Taxes .....            7,951              7,347             13,394             11,645
   Provision for Income Taxes ................            3,400              3,012              5,663              4,775
                                                        -------            -------            -------            -------
Net Income ...................................          $ 4,551            $ 4,335            $ 7,731            $ 6,870
                                                        =======            =======            =======            =======

Net Income per Share:
   Basic .....................................          $  0.32            $  0.39            $  0.54            $  0.62
                                                        =======            =======            =======            =======
   Diluted ...................................          $  0.31            $  0.39            $  0.53            $  0.62
                                                        =======            =======            =======            =======

Pro Forma Net Income per Share(1):
   Basic .....................................                             $  0.31                               $  0.50
                                                                           =======                               =======
   Diluted ...................................                             $  0.31                               $  0.50
                                                                           =======                               =======

Shares Used in per Share Calculations:
   Basic net income ..........................           14,397             11,100             14,350             11,100
                                                        =======            =======            =======            =======
   Diluted net income ........................           14,747             11,100             14,578             11,100
                                                        =======            =======            =======            =======
   Pro forma basic net income(1) .............                              13,873                                13,873
                                                                           =======                               =======
   Pro forma diluted net income(1) ...........                              13,873                                13,873
                                                                           =======                               =======



(1) Pro forma amounts for the three and six months ended March 31, 1998 reflect as outstanding the number of shares required to be sold in the July 1998 initial public offering to pay a $38.4 million dividend declared prior to the offering (see Note 2).



                 See notes to consolidated financial statements

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED MARCH 31,
                                                                                      1999                1998
                                                                                    --------             --------
                                                                                  (UNAUDITED)          (UNAUDITED)
Cash Flows from Operating Activities:
    Net Income ...........................................................          $  7,731             $  6,877
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
           Depreciation and amortization .................................             2,469                1,667
           Deferred income taxes .........................................            (1,897)              (3,657)
           Changes in operating assets and liabilities:
               Accounts receivable, net ..................................           (13,677)              (7,942)
               Inventory, net ............................................             1,069                 (308)
               Royalty advances ..........................................              (567)                (258)
               Other current assets ......................................             1,010                 (592)
               Accounts payable ..........................................            (1,308)               1,569
               Accrued liabilities .......................................             8,519                3,625
                                                                                    --------             --------
                  Net cash provided (used) by operating activities .......             3,349                  974
                                                                                    --------             --------
Cash Flows from Investing Activities:
    Capital expenditures .................................................            (1,594)              (1,514)
    Acquisitions .........................................................           (17,118)              (3,439)
    Other investments ....................................................            (1,896)                  --
                                                                                    --------             --------
                  Net cash used by investing activities ..................           (20,608)              (4,953)
                                                                                    --------             --------
Cash Flows from Financing Activities:
    Advances on the line of credit .......................................             2,375                   --
    Repayment of Cliffs Notes, Inc. line of credit .......................              (342)                  --
    Advances due to Parent -- net change .................................                --                3,951
                                                                                    --------             --------
                  Net cash provided by financing activities ..............             2,033                3,951
                                                                                    --------             --------
Net Increase (Decrease) in Cash ..........................................           (15,226)                 (28)
Cash, Beginning of Period ................................................            15,466                   74
                                                                                    --------             --------
Cash, End of Period ......................................................          $    240             $     46
                                                                                    ========             ========

Noncash Investing Activity:
    Acquisitions (Note 7):
        Assets ...........................................................          $  5,217             $  1,400
        Goodwill (Notes 2 and 5) .........................................            15,449                   --
        Other intangible assets (Notes 2 and 5) ..........................               700                   --
        Publishing rights ................................................                --                4,000
        Less: cash paid ..................................................           (17,118)              (3,439)
                                                                                    --------             --------
        Liabilities assumed ..............................................          $  4,248             $  1,961
                                                                                    ========             ========




                 See notes to consolidated financial statements

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998 AND AS OF
                     MARCH 31, 1999 AND SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements for the three and six months ended March 31, 1999 and 1998, and as of March 31, 1999 are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements. Certain information or footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of the operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 1998, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

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

The Company is a leading global knowledge company with best-selling technology, business and general know-how books and computer-based training tools designed to make learning accessible and fun. The Company publishes and markets its books under brand names, including the "For Dummies((C))" series and the Cliffs' Notes brand.

Principles of Consolidation -- The consolidated financial statements include the accounts of IDG Books Worldwide, Inc. and its majority controlled subsidiaries (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

Reclassifications -- Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the fiscal 1999 presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year -- The Company's fiscal year ends on the last Saturday of each September. Fiscal year 1998, ended on September 26, 1998, and consisted of 52 weeks. For convenience, fiscal year-ends are denoted in the accompanying consolidated financial statements as September 30. Similarly, the thirteen- and twenty-six-week periods ended March 27, 1999 and March 28, 1998 are referred to as the three-and six months ended March 31, 1999, and 1998, respectively.

Intangible Assets -- Intangible assets represent goodwill, publishing rights and other intangible assets, as applicable to the period reported. Amortization is provided on a straight-line method over the estimated useful lives of these assets, not exceeding forty years.

Net Income Per Share -- Net income per share is computed using the basic and diluted weighted average number of common shares outstanding during the year in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the three and six months ended March 31, 1999, approximately 350,000 and 228,000 shares reflecting the dilutive effects of outstanding stock options, respectively, were included in computing diluted net income per share.

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

Unaudited Pro Forma Earnings Per Share -- For the three and six months ended March 31, 1998, unaudited pro forma basic net income per share amounts were calculated using common shares outstanding plus the number of shares (2,773,000) whose proceeds were required to be used to repay a $38.4 million note payable (issued as a pre-offering dividend) at the $15.50 initial public offering price reduced by per share offering costs. The pro forma diluted net income per share amounts also reflect the dilutive effect of outstanding stock options.

Comprehensive Income -- Under SFAS No. 130, an enterprise is required to report the change in its net assets during the period from nonowner sources ("Comprehensive Income"). The Company's comprehensive income for the three and six months ended March 31, 1999 and 1998 was equal to its net income for those periods.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

                                          MARCH 31, 1999      SEPTEMBER 30, 1998
                                          --------------      ------------------
                                            (UNAUDITED)
Accounts receivable ...............          $ 71,718             $ 53,922
Allowance for doubtful accounts....            (4,204)              (4,555)
Allowance for sales returns .......           (24,573)             (21,890)
                                             --------             --------
Total .............................          $ 42,941             $ 27,477
                                             ========             ========

4. INVENTORIES

Inventories consisted of the following (in thousands):

                                          MARCH 31, 1999     SEPTEMBER 30, 1998
                                          --------------     ------------------
                                           (UNAUDITED)
Books (finished goods) ............         $ 22,259             $ 22,185
Paper .............................            2,215                2,560
                                            --------             --------
    Total Inventory ...............           24,474               24,745
Reserve for obsolescence...........          (14,040)             (14,378)
                                            --------             --------
    Net Inventory .................         $ 10,434             $ 10,367
                                            ========             ========


5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

                                           MARCH 31, 1999     SEPTEMBER 30, 1998
                                           --------------     ------------------
                                            (UNAUDITED)
 Goodwill ...........................         $ 15,449             $     --
 Publishing rights ..................            3,958                3,958
 Other intangible assets ............              700                   --
                                              --------             --------
      Total gross intangible assets..           20,107                3,958
Less: accumulated amortization ......             (801)                (375)
                                              --------             --------
     Net intangible assets ..........         $ 19,306             $  3,583
                                              ========             ========

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                 MARCH 31, 1999     SEPTEMBER 30, 1998
                                                 --------------     ------------------
                                                  (UNAUDITED)
Accrued royalties ...........................        $13,341            $11,545
Accrued compensation and benefits ...........          5,689              9,315
Accrued promotion ...........................         12,638              9,923
Accrued federal and state corporate taxes....          3,776              1,272
Other accrued liabilities ...................         10,431              3,724
                                                     -------            -------
     Total ..................................        $45,875            $35,779
                                                     =======            =======

7. ACQUISITION ACTIVITY

In December 1998, the Company purchased all of the capital stock of Cliffs Notes, Inc., a privately held publisher of the popular study guides. The acquisition price included approximately $17.1 million in payments to Cliffs' shareholders, retirement of shareholder notes and bank debt, plus $.5 million in transaction costs. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired of $5.2 million and liabilities assumed of $4.2 million. Assumed liabilities include $1.8 million for the cost of a restructuring plan to relocate certain employees of Cliffs and terminate certain facility leases and other business contracts. Of the acquisition cost, $15.4 million was allocated to goodwill. As of March 31, 1999 approximately $600,000 of restructuring plan costs had been incurred.

Pro forma net revenue for the three and six month periods ending March 31, 1998 would have been $41.2 million and $77.3 million reflecting increased net revenues of $2.3 million and $5.4 million for the respective periods. This compares to reported net revenue of $38.9 million and $71.9 million for the three and six month periods ending March 31, 1998, respectively. Pro forma net income would have been $3.5 million and $5.8 million for the three and six month periods ending March 31, 1998 reflecting decreases in net income of $0.8 million and $1.1 million for the respective periods. This compares to reported net income of $4.3 million and $6.9 million for the three and six month periods ending March 31, 1998, respectively. Pro forma diluted net income per share would have been $0.25 per share and $0.42 per share for the three and six month periods ending March 31, 1998 compared to reported net income of $0.31 per share and $0.50 per share respectively.

The unaudited pro forma information presents the combined results of operations of the Company as if the Cliffs Notes, Inc. acquisition had occurred on October 1, 1997. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved if the Cliffs Notes, Inc. acquisition had taken place on October 1, 1997.

Also in December 1998, the Company made a $1.8 million investment to acquire a 49% interest in a Canadian publisher, CDG Books Canada, Inc., a newly formed company with Macmillan Canada (a division of Canada Publishing Company). The Company's investment is accounted for using the equity method. The Company's equity in operating results for the quarter ended March 31, 1999 was insignificant.

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

8. EMPLOYEE STOCK PLAN

In February 1999, the Company purchased and issued 38,997 shares of Class A common stock in accordance with the Employee Stock Purchase Plan (ESPP). The total cost of the purchase was approximately $410,000.

In December 1998, the Company purchased and issued 98,552 shares of Class A common stock in accordance with the Employee Stock Ownership Plan (ESOP). The purchase was approximately $1,519,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IDG Books is a leading global knowledge company featuring a diverse portfolio of technology, business and general know-how books and computer-based learning tools. The Company publishes and markets 19 book series under well-known brand names, including its popular "...For Dummies(R)" series. These books have created widespread recognition of the Company's brands by consumers, enabling it to successfully publish across a variety of categories in technology, business and general know-how. The Company's portfolio of brand names includes more than 1,000 active titles. The Company has over 85 million English-language books in print and has translated its books into 36 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth and personal enrichment.

Sales of technology-related books account for a majority of the Company's net revenue. In this regard, sales of books devoted to the use of software products sold by Microsoft, including its Windows operating system, accounted for approximately 43% and 41% of the Company's net revenue for the three and six months ended March 31, 1999. The Company expects to continue to depend upon sales of technology books, particularly those related to Microsoft products, for a majority of the Company's net revenue for the foreseeable future.

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

The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the three and six months ended March 31, 1999, the Company's top three customers accounted for approximately 34.8% and 35.8% of the Company's net revenue as compared to 45.4% and 38% in 1998, respectively.

RESULTS OF OPERATIONS

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                                      Three months ended March 31,          Six months ended March 31,
                                                      ---------------------------           --------------------------
                                                       1999               1998               1999               1998
                                                      ------             ------             ------             ------
STATEMENT OF INCOME DATA:
Net Revenue:
Branded Franchise Group .....................           66.0%              62.8%              65.1%              65.3%
IDG Books Technology ........................           34.0               37.2               34.9               34.7
                                                      ------             ------             ------             ------
Total Net Revenue ...........................          100.0%             100.0%             100.0%             100.0%
                                                      ======             ======             ======             ======

Cost of Sales ...............................           48.9%              53.2%              49.0%              52.6%
Selling, general and administrative
  expenses ..................................           30.1               25.7               31.6               28.9
Depreciation and amortization ...............            2.9                2.2                3.0                2.3
                                                      ------             ------             ------             ------
Operating Income ............................           18.1               18.9               16.4               16.2
Interest Expense-net ........................            0.3                0.0                0.0                0.0
                                                      ------             ------             ------             ------
Income before provision for income taxes.....           17.8               18.9               16.4               16.2
                                                      ------             ------             ------             ------
Net income ..................................           10.2%              11.1%               9.4%               9.6%
                                                      ======             ======             ======             ======

OTHER DATA:
EBITDA(1) ...................................           20.9%              21.1%              19.4%              18.5%
                                                      ======             ======             ======             ======

SECOND QUARTER ENDED MARCH 31, 1999 COMPARED TO SECOND QUARTER ENDED MARCH 31, 1998

        Net Revenue. Net revenue increased $5.7 million, or 14.7%, to $44.7 million for the three months ended March 31, 1999 from $38.9 million for the three months ended March 31, 1998. This increase was primarily the result of an increase in net revenue of $5.0 million, or 20.6%, for the Company's branded franchise group, which includes the "...For Dummies(R)" brand and Cliffs Notes brand, and $0.7 million, or 4.9%, for the IDGB Technology Group. Of the Company's net revenue for the three months ended March 31, 1999, $9.3 million was attributable to sales of titles (including new editions) first published during that period, as compared to $10.6 million for titles (including new editions) first published during the same period for 1998.

        Cost of Sales. Cost of sales increased $1.2 million, or 5.6%, to $21.9 million for the three months ended March 31, 1999 from $20.7 million for the three months ended March 31, 1998. Cost of sales as a percentage of net revenue was 48.9% and 53.2% for the three months ended March 31, 1999 and March 31, 1998, respectively. Product costs, including paper, printing, binding, royalty, and inventory obsolescence expenses decreased as a percentage of net revenue to 32.7% for the three months ended March 31, 1999 from 33.3% for the three months ended March 31, 1998 as a result of favorable paper, printing and binding prices. Product development costs decreased as a percentage of net revenue to 9.6% for the three months ended March 31, 1999 from 11.7% for the three months ended March 31, 1998, reflecting the Company's decrease in new title releases as compared to the same quarter of 1998. Fulfillment and distribution expense decreased as a percentage of net revenue to 6.7% for the three months ended March 31, 1999 from 8.2% for the three months ended March 31, 1998 as a result of efficiencies achieved in the Company's distribution facilities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 34.6%, to $13.5 million for the three months ended March 31, 1999 from $10.0 million for the three months ended March 31, 1998. Approximately $1.8 million of this increase was attributable to increased selling and marketing expenses including increases as a result of the implementation of a new retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. The remainder of the increase was attributed to a $1.7 million increase in general and administrative expenses, including costs incurred relating to the elimination of the Parent Corporate Services Fee on January
1, 1998 and subsequent but gradual increase in staff and expenses to replace these services during the balance of fiscal year 1998. These additional expenses are included as general and administrative expenses on the Company's books.


----------
(1) "EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three and six months ended March 31, 1999 was $9.4 million and $15.9 million, respectively, compared to $8.2 million and $13.3 million, respectively, for the three and six months ended March 31, 1998.

        Operating Income. Operating income increased $0.7 million, or 9.9%, to $8.1 million for the three months ended March 31, 1999 from $7.3 million for the three months ended March 31, 1998. Operating income decreased as a percentage of net revenue to 18.1% for the three months ended March 31, 1999 from 18.9% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

        Income before Provision for Income Taxes. Income before provision for income taxes increased $0.6 million, or 8.2%, to $8.0 million for the three months ended March 31, 1999 from $7.3 million for the three months ended March 31, 1998. Income before provision for income taxes decreased as a percentage of net revenue to 17.8% in the three months ended March 31, 1999 from 18.9% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

        Net Income. Net income of $4.5 million for the three months ended March 31, 1999 increased $0.2 million, or 5.0%, from net income of $4.3 million for the three months ended March 31, 1998. This increase was primarily due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

        Net Revenue. Net revenue increased $10.1 million, or 14.0%, to $82.0 million for the six months ended March 31, 1999 from $71.9 million for the six months ended March 31, 1998. This increase was primarily the result of an increase in net revenue of $6.4 million, or 13.6%, for the Company's branded franchise group, which includes the "...For Dummies(R)" brand and Cliffs Notes brand, and $3.6 million, or 14.7%, for the IDGB Technology Group. Of the Company's net revenue for the six months ended March 31, 1999, $17.6 million was attributable to sales of titles (including new editions) first published during that period, as compared to $19.0 million for titles (including new editions) first published during the same period for 1998.

        Cost of Sales. Cost of sales increased $2.3 million, or 6.1%, to $40.2 million for the six months ended March 31, 1999 from $37.9 million for the six months ended March 31, 1998. Cost of sales as a percentage of net revenue was 49.0% and 52.6% for the six months ended March 31, 1999 and March 31, 1998, respectively. Product costs, including paper, printing, binding, royalty, and inventory obsolescence expenses decreased as a percentage of net revenue to 32.2% for the six months ended March 31, 1999 from 33.4% for the six months ended March 31, 1998 as a result of favorable paper, printing and binding prices. Product development costs decreased as a percentage of net revenue to 9.8% for the six months ended March 31, 1999 from 11.3% for the six months ended March 31, 1998, reflecting the Company's decrease in new title releases as compared to the same quarter of 1998. Fulfillment and distribution expense decreased as a percentage of net revenue to 7.0% for the six months ended March 31, 1999 from 7.9% for the six months ended March 31, 1998 as a result of efficiencies achieved in the Company's distribution facilities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.2 million, or 25.0%, to $25.9 million for the six months ended March 31, 1999 from $20.7 million for the six months ended March 31, 1998. Approximately $3.2 million of this increase was attributable to increased selling and marketing expenses including increases as a result of the implementation of a new retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. The remainder of the increase was attributed to a $2.0 million increase in general and administrative expenses, including costs incurred relating to the elimination of the Parent Corporate Services Fee on January 1, 1998 and subsequent but gradual increase in staff and expenses to replace these services during the balance of fiscal year 1998. These additional expenses are included as general and administrative expenses on the Company's books.

        Operating Income. Operating income increased $1.8 million, or 15.0%, to $13.4 million for the six months ended March 31, 1999 from $11.6 million for the six months ended March 31, 1998. Operating income increased as a percentage of net revenue to 16.4% for the six months ended March 31, 1999 from 16.2% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

        Income before Provision for Income Taxes. Income before provision for income taxes increased $1.7 million, or 15.0%, to $13.4 million for the six months ended March 31, 1999 from $11.7 million for the six months ended March 31, 1998. Income before provision for income taxes increased as a percentage of net revenue to 16.3% in the six months ended March 31, 1999 from 16.2% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

        Net Income. Net income of $7.7 million for the six months ended March 31, 1999 increased $0.9 million, or 12.5%, from net income of $6.9 million for the six months ended March 31, 1998. This increase was primarily due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Historically, the financing requirements of the Company were funded through intercompany advances from IDG, its parent, while excess cash generated by the Company was remitted to IDG. Accordingly, the Company maintained minimal cash balances. In addition, balances owed to or due from IDG were non-interest bearing and periodic settlements of the net amounts were not made. As of June 22, 1998, IDG suspended the cash sweep process allowing cash receipts and cash generated by the Company to be retained by the Company. During the Company's fiscal fourth quarter ended September 30, 1998, the advances due from Parent account balance was paid by IDG and reduced to zero.

As of March 31, 1999 the Company's working capital decreased $8.5 million to $23.7 million from $32.2 million at September 30, 1998. The decrease in working capital at March 31, 1999 was primarily the result of a net decrease in cash of $14.1 million due to the acquisition of Cliffs Notes, Inc. Additionally, there was a $10.0 million increase in accrued liabilities, and a $2.2 million increase in the line of credit, offset by an $15.5 million increase in net accounts receivable, and a $4.3 million increase in other current assets and deferred tax assets.

The Company's net cash used in investing activities for the six months ended March 31, 1999 was $20.6 million. In December 1998, the Company acquired all of the capital stock of Cliffs Notes, Inc. which included $17.1 million in payments to Cliffs' shareholders, retirement of stockholder notes and bank debt.

The Company's net cash provided by financing activities was $2.0 million for the six months ended March 31, 1999 as a result of borrowing on the line of credit and $4.0 million for the six months ended March 31, 1998, as a result of changes in the net amount of intercompany advances from IDG or excess cash generated by the Company and retained by IDG prior to June 22, 1998.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Dependence on Microsoft Products and Competition with Microsoft Press. Sales of books devoted to the use of software products sold by Microsoft Corporation ("Microsoft"), including its Windows operating system, accounted for approximately 43% and 41% of the Company's net revenue for the three and six months ended March 31, 1999, respectively. As a result, future financial results will depend in large part on continued consumer demand for Microsoft products. A decline in the use of Microsoft products would likely result in decreased demand for the Company's books and could adversely affect future financial results.

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

        Dependence on "... For Dummies(R)" Publications. The Company derives a substantial proportion of its net revenue from the sale of the "... For Dummies(R)" family of books. In addition, the Company has devoted substantial resources to the publication of these books and the development of the "... For Dummies(R)" brand name. As a result, any change in reader preferences leading to a decline in demand for the "... For Dummies(R)" books would likely have a material adverse effect on future financial results.

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

        Risks Associated with Product Distribution Channels; Risk of Product Returns. The Company sells its books primarily to large retail chains, large wholesalers, warehouse clubs, office superstores and computer and electronics superstores. In the three months ended March 31, 1999, the Company's three largest customers, Advanced Marketing Services, Ingram Book Company, and Barnes & Noble, Inc., accounted for approximately 12%, 12% and 11% of net revenue, respectively. In the six months ended March 31, 1999, the Company's three largest customers, Barnes & Noble, Inc., Ingram Book Company, and Borders, Inc., accounted for approximately 13%, 13% and 10% of net revenue, respectively. The Company's future financial results depend in large part on its relationships with its customers. Any disruption in relationships with its customers could adversely affect financial performance.

        The Company's sales policy generally permits book customers to return any unsold or damaged books for full credit. The Company records as revenue all books sold to its customers in a particular quarter and, at the same time, records a provision for estimated returns. During the three and six months ended March 31, 1999, the Company recorded a provision for returns of approximately 22% of its gross sales. If, during any period, customers return more books than previously estimated, the Company's financial results in that period would be adversely affected.

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

        Control by IDG; Potential Conflicts of Interests; Benefits to IDG. IDG owns all of the shares of the Class B common stock, each share of which is entitled to ten votes per share on most stockholder actions, and has approximately 78% of the combined voting power of both classes of common stock as of March 31, 1999. The remaining holders of the shares of Class A common stock are entitled to one vote per share and have approximately 22% of the combined voting power. IDG has two representatives on the Company's Board of Directors and has enough votes to elect all members of the Board of Directors.

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

The Company is in the process of communicating with its customers, suppliers, and business partners in an effort to assess how they intend to resolve their Year 2000 issues. The Company, at this time, is not able to form an opinion as to whether its customers or suppliers will be able to resolve their Year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations if they fail to do so. No assurance can be given that all of these third party systems will be Year 2000 compliant. Any failure of the Company's significant customers, suppliers, or business partners to satisfactorily address their Year 2000 problems could have a material adverse effect on the Company's business, financial condition, and results of operations.

FINANCIAL MARKET RISK

For the six months ended March 31, 1999, there were no material changes in the Company's exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         27 - Financial Data Schedule

     (b) Reports on Form 8-K

         (i) A Form 8-K dated December 18, 1998 was filed January 4, 1999 reporting under Item 2 the acquisition of all of the outstanding stock of Cliffs' Notes, Inc.

         (ii) A Form 8-K/A filed March 3, 1999 contained the required financial statements for the December 18, 1998 acquisition of all of the outstanding stock of Cliffs' Notes, Inc.

ITEM 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IDG BOOKS WORLDWIDE, INC.

Date:   May 11, 1999                   By: /s/ James A. Doehrman
                                           -------------------------------------
                                           James A. Doehrman,
                                           Vice President and Chief Financial
                                           Officer (Principal Accounting Officer
                                           and Duly Authorized Officer)

                               INDEX TO EXHIBITS

Exhibit
Number             Description
-------            -----------
27            Financial Data Schedule