Form 10-Q
period 1999-06-30
IDG BOOKS WORLDWIDE INC
filed 1999-08-10
CIK 1061763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock as of July 30, 1999 was 14,438,563.

This quarterly report on Form 10-Q contains a total of 17 pages, of which this page is page 1.

INDEX


PART I. FINANCIAL INFORMATION                                              PAGE NO.
                                                                           --------

       Item 1: Consolidated Financial Statements

           Consolidated Balance Sheets
           as of June 30, 1999 (Unaudited) and September 30, 1998...............3

           Consolidated Statements of Income for the Three
           and Nine Months Ended June 30, 1999 and 1998 (Unaudited).............4

           Consolidated Statements of Cash Flows
           for the Nine Months Ended June 30, 1999 and 1998 (Unaudited).........5

           Notes to Consolidated Financial Statements.........................6-8


       Item 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................9-15


PART II.   OTHER INFORMATION

       Item 6: Exhibits........................................................16

               Signatures......................................................17


                         PART I -- FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                              ASSETS                             JUNE 30, 1999    SEPTEMBER 30, 1998
                                                                ---------------   -------------------
                                                                   (UNAUDITED)
Current Assets:
   Cash ...........................................................   $    751          $ 15,466
   Accounts receivable - net ......................................     42,915            27,477
   Inventory - net ................................................     14,481            10,367
   Receivable from parent .........................................         --             1,514
   Other current assets ...........................................      1,552               903
   Deferred tax assets ............................................     21,073            18,144
                                                                      --------          --------
      Total current assets ........................................     80,772            73,871
   Royalty advances - net .........................................      6,472             5,195
   Property and equipment - net ...................................      5,183             5,605
   Intangible assets - net ........................................     19,050             3,583
   Other assets ...................................................      2,031                --
                                                                      --------          --------
         Total Assets .............................................   $113,508          $ 88,254
                                                                      ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ...............................................   $  7,672          $  5,885
   Accrued liabilities ............................................     42,716            35,779
   Line of credit .................................................      4,000                --
                                                                      --------          --------
      Total current liabilities ...................................     54,388            41,664
                                                                      --------          --------

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized:
     5,000,000 shares;  issued and outstanding: 0 shares ..........         --                --
   Common stock, $.001 par value; authorized:
     25,000,000 Class A shares and 400,000 Class B shares;
     Issued and outstanding:
     FY 1999 - 14,238,178 Class A and 200,000 Class B shares ......         14
     FY 1998 - 14,080,000 Class A and 200,000 Class B shares ......                           14
Additional paid-in capital ........................................     46,197            44,029
Retained earnings .................................................     12,909             2,547
                                                                      --------          --------
      Total stockholders' equity ..................................     59,120            46,590
                                                                      --------          --------
         Total Liabilities and Stockholders' Equity ...............   $113,508          $ 88,254
                                                                      ========          ========


                 See notes to consolidated financial statements

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                    1999           1998          1999          1998
                                                   --------      --------      --------      --------
                                                (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenue:
   Net Sales ................................     $ 39,896      $ 33,160      $119,149      $102,742
   Licensing revenues and other .............        1,586         1,133         4,324         3,466
                                                  --------      --------      --------      --------
         Net revenue ........................       41,482        34,293       123,473       106,208
                                                  --------      --------      --------      --------
Operating Costs and Expenses:
   Cost of sales ............................       20,680        17,832        60,850        55,688
   Selling, general and administrative ......       14,888        12,294        40,828        33,041
   Depreciation and amortization ............        1,303           875         3,772         2,542
                                                  --------      --------      --------      --------
         Total operating costs and expenses..       36,871        31,001       105,450        91,271
                                                  --------      --------      --------      --------
Operating Income ............................        4,611         3,292        18,023        14,937
                                                  --------      --------      --------      --------
   Interest Expense - net ...................           74            --            92            --
                                                  --------      --------      --------      --------
Income Before Provision for Income Taxes ....        4,537         3,292        17,931        14,937
   Provision for Income Taxes ...............        1,906         1,350         7,569         6,125
                                                  --------      --------      --------      --------
Net Income ..................................     $  2,631      $  1,942      $ 10,362      $  8,812
                                                  ========      ========      ========      ========

Net Income per Share:
   Basic ....................................     $   0.18      $   0.17      $   0.72      $   0.79
                                                  ========      ========      ========      ========
   Diluted ..................................     $   0.17      $   0.17      $   0.70      $   0.79
                                                  ========      ========      ========      ========

Pro Forma Net Income per Share(1):
   Basic ....................................                   $   0.14                    $   0.64
                                                                ========                    ========
   Diluted ..................................                   $   0.14                    $   0.63
                                                                ========                    ========

Shares Used in per Share Calculations:
   Basic net income .........................       14,438        11,100        14,379        11,100
                                                  ========      ========      ========      ========
   Diluted net income .......................       15,162        11,220        14,773        11,140
                                                  ========      ========      ========      ========
   Pro forma basic net income(1) ............                     13,873                      13,873
                                                                ========                    ========
   Pro forma diluted net income(1) ..........                     13,993                      13,913
                                                                ========                    ========


(1) Pro forma amounts for the three and nine months ended June 30, 1998 reflect as outstanding the number of shares required to be sold in the July 1998 initial public offering to pay a $38.4 million dividend declared prior to the offering (see Note 2).


                 See notes to consolidated financial statements

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED JUNE 30,
                                                                                            1999               1998
                                                                                          --------           --------
                                                                                         (UNAUDITED)        (UNAUDITED)
Cash Flows from Operating Activities:
   Net Income ......................................................................      $ 10,362           $  8,812
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
        Depreciation and amortization ..............................................         3,772              2,542
        Deferred income taxes ......................................................        (1,085)            (5,046)
        Changes in operating assets and liabilities:
          Accounts receivable - net ................................................       (13,651)             4,107
          Inventory - net ..........................................................        (2,978)            (3,556)
          Royalty advances .........................................................        (1,278)            (2,149)
          Other current assets .....................................................           939             (1,859)
          Accounts payable .........................................................         1,375                935
          Accrued liabilities ......................................................         5,363              5,039
                                                                                          --------           --------
            Net cash provided by operating activities...............................         2,819              8,825

Cash Flows from Investing Activities:
   Capital expenditures ............................................................        (2,428)            (2,652)
   Acquisitions ....................................................................       (17,118)            (3,439)
   Other investments ...............................................................        (1,891)                --
                                                                                          --------           --------
            Net cash used by investing activities ..................................       (21,437)            (6,091)

Cash Flows from Financing Activities:
   Advances on the line of credit ..................................................         4,000                 --
   Exercises of stock options ......................................................           245                 --
   Repayment of Cliffs Notes, Inc. line of credit ..................................          (342)                --
   Advances due to Parent - net change .............................................            --              3,198
                                                                                          --------           --------
            Net cash provided by financing activities ..............................         3,903              3,198
                                                                                          --------           --------
Net Increase (Decrease) in Cash ....................................................       (14,715)             5,932
Cash, Beginning of Period ..........................................................        15,466                 74
                                                                                          --------           --------
Cash, End of Period ................................................................      $    751           $  6,006
                                                                                          ========           ========


Noncash Investing Activity:
   Acquisitions (Note 6):
      Assets .......................................................................      $  5,217           $  1,400
      Goodwill (Notes 2) ...........................................................        15,449                 --
      Other intangible assets (Notes 2) ............................................           700                 --
      Publishing rights ............................................................            --              4,000
      Less: cash paid ..............................................................       (17,118)            (3,439)
                                                                                          --------           --------
      Liabilities assumed ..........................................................      $  4,248           $  1,961
                                                                                          ========           ========

                 See notes to consolidated financial statements

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998

1.  BASIS OF  PRESENTATION

The accompanying interim consolidated financial statements for the three and nine months ended June 30, 1999 and 1998, and as of June 30, 1999 are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements. Certain information or footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of the operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 1998, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

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

The Company is a leading global knowledge company with best-selling technology, business and general know-how books and computer-based training tools designed to make learning accessible and fun. The Company publishes and markets its books under brand names, including the "...For Dummies(R)" series and the Cliffs' Notes brand.

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

2.  SIGNIFICANT  ACCOUNTING POLICIES

Fiscal Year -- The Company's fiscal year ends on the last Saturday of each September. Fiscal year 1998, ended on September 26, 1998, and consisted of 52 weeks. For convenience, fiscal year-ends are denoted in the accompanying consolidated financial statements as September 30. Similarly, the thirteen- and thirty-nine-week periods ended June 26, 1999 and June 27, 1998 are referred to as the three-and nine months ended June 30, 1999, and 1998, respectively.

Intangible Assets - Intangible assets represent goodwill, publishing rights and other intangible assets, as applicable to the period reported. Amortization is provided on a straight-line method over the estimated useful lives of these assets, not exceeding forty years.

Net Income Per Share -- Net income per share is computed using the basic and diluted weighted average number of common shares outstanding during the year in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the three and nine months ended June 30, 1999, approximately 724,000 and 394,000 shares reflecting the dilutive effects of outstanding stock options, respectively, were included in computing diluted net income per share.

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

Unaudited Pro Forma Earnings Per Share - For the three and nine months ended June 30, 1998, unaudited pro forma basic net income per share amounts were calculated using common shares outstanding plus the number of shares (2,773,000) whose proceeds were required to be used to repay a $38.4 million note payable (issued as a pre-offering dividend) at the $15.50 initial public offering price reduced by per share offering costs. The pro forma diluted net income per share amounts also reflect the dilutive effect of outstanding stock options.

Comprehensive Income - Under SFAS No. 130, an enterprise is required to report the change in its net assets during the period from nonowner sources ("Comprehensive Income"). The Company's comprehensive income for the three and nine months ended June 30, 1999 and 1998 was equal to its net income for those periods.

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the Company beginning in the first quarter of its fiscal year 2001. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

3.      ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

                                                       June 30, 1999     September 30, 1998
                                                       -------------     ------------------
                                                        (unaudited)

Accounts receivable .................................      $ 71,926           $ 53,922
Allowance for doubtful accounts .....................        (4,643)            (4,555)
Allowance for sales returns .........................       (24,368)           (21,890)
                                                           --------           --------
     Total ..........................................      $ 42,915           $ 27,477
                                                           ========           ========

4.      INVENTORIES

Inventories consisted of the following (in thousands):

                                June 30, 1999    September 30, 1998
                                -------------    ------------------
                                (unaudited)

Books (finished goods) .......    $ 26,507           $ 22,185
Paper ........................       1,658              2,560
                                  --------           --------
   Total Inventory ...........      28,165             24,745
Reserve for obsolescence .....     (13,684)           (14,378)
                                  --------           --------

   Net Inventory .............    $ 14,481           $ 10,367
                                  ========           ========

                   IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

5.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                              June 30, 1999     September 30, 1998
                                              -------------     ------------------
                                               (unaudited)

Accrued royalties ............................     $12,724          $11,545
Accrued compensation and benefits ............       7,113            9,315
Accrued promotion ............................      12,932            9,923
Accrued federal and state corporate taxes ....       1,043            1,272
Other accrued liabilities ....................       8,904            3,724
                                                   -------          -------
     Total ...................................     $42,716          $35,779
                                                   =======          =======

6.      ACQUISITION ACTIVITY

In December 1998, the Company purchased all of the capital stock of Cliffs Notes, Inc., a privately held publisher of the popular study guides. The acquisition price included approximately $17.1 million in payments to Cliffs' shareholders, retirement of shareholder notes and bank debt, plus $.5 million in transaction costs. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired of $5.2 million and liabilities assumed of $4.2 million. Assumed liabilities include $1.8 million for the cost of a restructuring plan to relocate certain employees of Cliffs and terminate certain facility leases and other business contracts. Of the acquisition cost, $15.4 million was allocated to goodwill. As of June 30, 1999, approximately $700,000 of restructuring plan costs had been incurred.

The unaudited pro forma information in the following paragraph presents the combined results of operations of the Company as if the Cliffs' Notes, Inc. acquisition had occurred on October 1, 1997. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved if the Cliffs' Notes, Inc. acquisition had taken place on October 1, 1997.

Pro forma net revenue for the three and nine month periods ended June 30, 1998 would have been $36.6 million and $113.9 million reflecting Cliffs' net revenues of $2.3 million and $7.7 million for the respective periods. This compares to reported net revenue of $34.3 million and $106.2 million for the three and nine month periods ending June 30, 1998, respectively. Pro forma net income would have been $1.6 million and $7.6 million for the three and nine month periods ending June 30, 1998. This compares to reported net income of $1.9 million and $8.8 million for the three and nine month periods ending June 30, 1998, respectively. Pro forma diluted net income per share would have been $0.14 per share and $0.63 per share for the three and nine month periods ending June 30, 1998 compared to reported net income of $0.17 per share and $0.79 per share, respectively.

7.      SUBSEQUENT EVENTS

On July 30, 1999 the Company entered into a $110 million credit agreement with a group of banks. On August 2, 1999, the Company completed the purchase of all the outstanding common stock of Macmillan General Reference USA Inc. from Pearson Education, Inc. for $83 million, subject to adjustments for changes in working capital. The Company borrowed $87 million under the new agreement including $83 million used to fund this acquisition and $4 million for working capital needs. The acquisition includes over 3,000 active titles and such leading brands as the Frommer's Travel Guides(R), Weight Watchers(R) and Betty Crocker(R) Dieting and Cookbooks, Webster's New World(TM) Dictionaries and J.K. Lasser(TM) Tax Guides. Additionally the Company acquired the travel website, frommers.com and related rights. The Company's existing $20 million working capital facility, under which no amounts were outstanding as of August 2, 1999 was terminated in conjunction with the closing of the new agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IDG Books is a leading global knowledge company featuring a diverse portfolio of technology, business and general know-how books and computer-based learning tools. The Company publishes and markets 20 book series under well-known brand names, including its popular "...For Dummies(R)" series. These books have created widespread recognition of the Company's brands by consumers, enabling it to successfully publish across a variety of categories in technology, business and general know-how. The Company's portfolio of brand names includes more than 1,000 active titles. The Company has over 94 million English-language books in print and has translated its books into 36 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth and personal enrichment.

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

On August 2, 1999, the Company completed the purchase of all the outstanding common stock of Macmillan General Reference USA Inc. (MGR) from Pearson Education, Inc. for $83 million, subject to adjustments for changes in working capital. The acquisition includes over 3,000 active titles and such leading brands as the Frommer's Travel Guides(R), Weight Watchers(R) and Betty Crocker(R) Dieting and Cookbooks, Webster's New World(TM) Dictionaries and J.K. Lasser(TM) Tax Guides. Additionally the Company acquired the travel website, frommers.com and related rights.

Sales of technology-related books account for a majority of the Company's net revenue. In this regard, sales of books devoted to the use of software products sold by Microsoft, including its Windows operating system, accounted for approximately 44% and 42% of the Company's net revenue for the three and nine months ended June 30, 1999. As a result of the acquisition of MGR, the Company does not expect the percentage of net revenue related to the sale of Microsoft software products to be as significant as it has in the past.

The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the three and nine months ended June 30, 1999, the Company's top three customers accounted for approximately 34.2% and 36.4% of the Company's net revenue as compared to 27.7% and 38.5% in 1998, respectively.

RESULTS OF OPERATIONS

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                              Three months ended June 30,  Nine months ended June 30,
                                              ---------------------------  ----------------------------
                                                    1999       1998           1999           1998
                                                  -------     -------        -------        -------
STATEMENT OF INCOME DATA:
Net Revenue:
Branded Franchise Group .........................    61.8%       60.0%          64.0%          63.4%
IDG Books Technology ............................    38.2        40.0           36.0           36.6
                                                  -------     -------        -------        -------
Total Net Revenue ...............................   100.0%      100.0%         100.0%         100.0%
                                                  =======     =======        =======        =======

Cost of Sales....................................    49.9%       52.0%          49.3%          52.4%
Selling, general and administrative expenses ....    35.9        35.8           33.1           31.1
Depreciation and amortization ...................     3.1         2.6            3.0            2.4
                                                  -------     -------        -------        -------
Operating Income ................................    11.1         9.6           14.6           14.1
Interest Expense- net ...........................     0.2         0.0            0.1            0.0
                                                  -------     -------        -------        -------
Income before provision for income taxes ........    10.9         9.6           14.5           14.1
                                                  -------     -------        -------        -------
Net income ......................................     6.3%        5.7%           8.4%           8.3%
                                                  =======     =======        =======        =======

OTHER DATA:
EBITDA(1) .......................................    14.3%       12.2%          17.7%          16.5%
                                                  =======     =======        =======        =======


THIRD QUARTER ENDED JUNE 30, 1999 COMPARED TO THIRD QUARTER ENDED JUNE 30, 1998

        Net Revenue. Net revenue increased $7.2 million, or 21.0%, to $41.5 million for the three months ended June 30, 1999 from $34.3 million for the three months ended June 30, 1998. This increase was primarily the result of an increase in net revenue of $5.1 million, or 24.8%, for the Company's branded franchise group, which includes the "...For Dummies(R)" brand and Cliffs Notes brand, and $2.1 million, or 15.2%, for the IDGB Technology Group. Of the Company's net revenue for the three months ended June 30, 1999, $15.3 million was attributable to sales of titles (including new editions) first published during that period, as compared to $16.3 million for titles (including new editions) first published during the same period for 1998.

        Cost of Sales. Cost of sales increased $2.8 million, or 16.0%, to $20.7 million for the three months ended June 30, 1999 from $17.8 million for the three months ended June 30, 1998. Cost of sales as a percentage of net revenue was 49.9% and 52.0% for the three months ended June 30, 1999 and June 30, 1998, respectively. Product costs, including paper, printing, binding, royalty, and inventory obsolescence expenses decreased as a percentage of net revenue to 30.0% for the three months ended June 30, 1999 from 30.9% for the three months ended June 30, 1998 as a result of favorable paper, printing and binding prices. Product development costs remained consistent as a percentage of net revenue at 12.3% for the three months ended June 30, 1999 and 1998, reflecting the Company's consistent release of new titles in the two quarters. Fulfillment and distribution expense decreased as a percentage of net revenue to 7.6% for the three months ended June 30, 1999 from 8.8% for the three months ended June 30, 1998 as a result of efficiencies achieved in the Company's distribution facilities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million, or 21.1%, to $14.9 million for the three months ended June 30, 1999 from $12.3 million for the three months ended June 30, 1998. Approximately $2.1 million of this increase was attributable to increased selling and marketing expenses including increases as a result of the implementation of a new retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase.

----------

(1)"EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three and nine months ended June 30, 1999 was $5.9 million and $21.8 million, respectively, compared to $4.2 million and $17.5 million, respectively, for the three and nine months ended June 30, 1998.

        Operating Income. Operating income increased $1.3 million, or 40.1%, to $4.6 million for the three months ended June 30, 1999 from $3.3 million for the three months ended June 30, 1998. Operating income increased as a percentage of net revenue to 11.1% for the three months ended June 30, 1999 from 9.6% for the same period the prior year due to an increase in sales and a decrease in cost of sales as a percentage of net revenue.

        Income before Provision for Income Taxes. Income before provision for income taxes increased $1.2 million, or 37.8%, to $4.5 million for the three months ended June 30, 1999 from $3.3 million for the three months ended June 30, 1998. Income before provision for income taxes increased as a percentage of net revenue to 10.9% in the three months ended June 30, 1999 from 9.6% for the same period the prior year due to an increase in sales and a decrease in cost of sales as a percentage of net revenue.

        Net Income. Net income of $2.6 million for the three months ended June 30, 1999 increased $0.7 million, or 35.5%, from net income of $1.9 million for the three months ended June 30, 1998. This increase was primarily due to an increase in sales and a decrease in cost of sales as a percentage of net revenue.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

        Net Revenue. Net revenue increased $17.3 million, or 16.3%, to $123.5 million for the nine months ended June 30, 1999 from $106.2 million for the nine months ended June 30, 1998. This increase was primarily the result of an increase in net revenue of $11.5 million, or 17.0%, for the Company's branded franchise group, which includes the "...For Dummies(R)" brand and Cliffs Notes brand, and $5.8 million, or 14.9%, for the IDGB Technology Group. Of the Company's net revenue for the nine months ended June 30, 1999, $35.8 million was attributable to sales of titles (including new editions) first published during that period, as compared to $38.2 million for titles (including new editions) first published during the same period for 1998.

        Cost of Sales. Cost of sales increased $5.2 million, or 9.3%, to $60.9 million for the nine months ended June 30, 1999 from $55.7 million for the nine months ended June 30, 1998. Cost of sales as a percentage of net revenue was 49.3% and 52.4% for the nine months ended June 30, 1999 and June 30, 1998, respectively. Product costs, including paper, printing, binding, royalty, and inventory obsolescence expenses decreased as a percentage of net revenue to 31.4% for the nine months ended June 30, 1999 from 32.6% for the nine months ended June 30, 1998 as a result of favorable paper, printing and binding prices. Product development costs decreased as a percentage of net revenue to 10.6% for the nine months ended June 30, 1999 from 11.6% for the nine months ended June 30, 1998, reflecting the Company's decrease in new title releases as compared to the same period in 1998. Fulfillment and distribution expense decreased as a percentage of net revenue to 7.2% for the nine months ended June 30, 1999 from 8.2% for the nine months ended June 30, 1998 as a result of efficiencies achieved in the Company's distribution facilities.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.8 million, or 23.6%, to $40.8 million for the nine months ended June 30, 1999 from $33.0 million for the nine months ended June 30, 1998. Approximately $5.3 million of this increase was attributable to increased selling and marketing expenses including increases as a result of the implementation of a new retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. The remainder of the increase was attributed to a $2.5 million increase in general and administrative expenses, including costs incurred relating to the elimination of the Parent Corporate Services Fee on January 1, 1998 and subsequent, but gradual, increase in staff and expenses to replace these services during the balance of fiscal year 1998. These additional expenses are included as general and administrative expenses on the Company's books.

        Operating Income. Operating income increased $3.1 million, or 20.7%, to $18.0 million for the nine months ended June 30, 1999 from $14.9 million for the nine months ended June 30, 1998. Operating income increased as a percentage of net revenue to 14.6% for the nine months ended June 30, 1999 from 14.1% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

        Income before Provision for Income Taxes. Income before provision for income taxes increased $3.0 million, or 20.0%, to $17.9 million for the nine months ended June 30, 1999 from $14.9 million for the nine months ended June 30, 1998. Income before provision for income taxes increased as a percentage of net revenue to 14.5% in the nine months ended June 30, 1999 from 14.1% for the same period the prior year due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

        Net Income. Net income of $10.4 million for the nine months ended June 30, 1999 increased $1.6 million, or 17.6%, from net income of $8.8 million for the nine months ended June 30, 1998. This increase was primarily due to an increase in sales and a decrease in cost of sales, offset by an increase in selling, general and administrative expense as a percentage of net revenue, as described above.

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

As of June 30, 1999 the Company's working capital decreased $5.8 million to $26.4 million from $32.2 million at September 30, 1998. The decrease in working capital at June 30, 1999 was primarily the result of a net decrease in cash of $14.1 million due to the acquisition of Cliffs Notes, Inc. Additionally, there was a $6.9 million increase in accrued liabilities, and a $4.0 million increase in the line of credit, offset by an $15.4 million increase in net accounts receivable, and a $3.6 million increase in other current assets and deferred tax assets.

The Company's net cash used in investing activities for the nine months ended June 30, 1999 was $21.4 million. In December 1998, the Company acquired all of the capital stock of Cliffs Notes, Inc. which included $17.1 million in payments to Cliffs' shareholders, retirement of stockholder notes and bank debt.

The Company's net cash provided by financing activities was $3.9 million for the nine months ended June 30, 1999 as a result of borrowing on the line of credit and $3.2 million for the nine months ended June 30, 1998, as a result of changes in the net amount of intercompany advances from IDG or excess cash generated by the Company and retained by IDG prior to June 22, 1998.

On July 30, 1999 the Company entered into a $110 million credit agreement with a group of banks. On August 2, 1999, the Company borrowed $87 million under the new agreement including $83 million used to fund the acquisition of Macmillan General Reference USA Inc. and $4 million for working capital needs. The Company's existing $20 million working capital facility was terminated in conjunction with the closing of the new agreement.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        Dependence on Microsoft Products and Competition with Microsoft Press. Sales of books devoted to the use of software products sold by Microsoft Corporation ("Microsoft"), including its Windows operating system, accounted for approximately 44% and 42% of the Company's net revenue for the three and nine months ended June 30, 1999, respectively. As a result, future financial results will depend in large part on continued consumer demand for Microsoft products. A decline in the use of Microsoft products would likely result in decreased demand for the Company's books and could adversely affect future financial results. However, the acquisition of Macmillan General Reference USA Inc. is expected to reduce this dependence on Microsoft and its products.

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

        Risks Associated with Product Distribution Channels; Risk of Product Returns. The Company sells its books primarily to large retail chains, large wholesalers, warehouse clubs, office superstores and computer and electronics superstores. In the three months ended June 30, 1999, the Company's three largest customers, Barnes & Noble, Inc., Borders/Walden, Inc., and Ingram Book Company accounted for approximately 16%, 11% and 7% of net revenue, respectively. In the nine months ended June 30, 1999, the Company's three largest customers, Barnes & Noble, Inc., Ingram Book Company, and Borders/Walden, Inc. accounted for approximately 15%, 11% and 11% of net revenue, respectively. The Company's future financial results depend in large part on its relationships with its customers. Any disruption in relationships with its customers could adversely affect financial performance.

        The Company's sales policy generally permits book customers to return any unsold or damaged books for full credit. The Company records as revenue all books sold to its customers in a particular quarter and, at the same time, records a provision for estimated returns. During the three and nine months ended June 30, 1999, the Company recorded a provision for returns of approximately 22% of its gross sales. If, during any period, customers return more books than previously estimated, the Company's financial results in that period would be adversely affected.

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

        Control by IDG; Potential Conflicts of Interests; Benefits to IDG. IDG owns all of the shares of the Class B common stock, each share of which is entitled to ten votes per share on most stockholder actions, and has approximately 78% of the combined voting power of both classes of common stock as of June 30, 1999. The remaining holders of the shares of Class A common stock are entitled to one vote per share and have approximately 22% of the combined voting power. IDG has two representatives on the Company's Board of Directors and has enough votes to elect all members of the Board of Directors.

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

        Risks Associated with Acquisitions. As part of the Company's growth strategy, it may buy, or make significant investments in complementary companies, publications or products. The Company has completed the acquisition of Cliffs Notes, Inc. and recently completed the acquisition of Macmillan General Reference USA Inc. These acquisitions, as well as any future acquisition, will be accompanied by the risks commonly encountered in making acquisitions of products, companies and technologies.

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

The Company has completed the review of its computer systems to determine the extent and impact of the Year 2000 issues. The Company uses a number of computer software programs and operating systems, including applications for its internal electronic communications network and for various administrative and billing functions. Many of the Company's systems are new and were designed to accommodate the Year 2000 issue when originally installed. The Company has completed testing its systems for compliance, and believes it has implemented the necessary changes. The Company believes it has completed corrective measures to its mission-critical systems. The Company has assessed the scope of its risks related to problems its computer systems may have related to the Year 2000 issue and believes such risks are not material. This conclusion is partly based on statements provided by the manufacturers of hardware and software used by the Company. The Company is not in a position to confirm or deny the claims of the manufacturers' products in use. The estimated costs to modify or replace these applications are included in the Company's cost for its computer systems and infrastructure upgrades. The Company currently does not have a contingency plan in the event that the remedial efforts it has completed fail to make its systems Year 2000 compliant.

The Company is continuing to communicate with its customers, suppliers, and business partners in an effort to assess how they intend to resolve their Year 2000 issues. The Company, at this time, is not able to form an opinion as to whether its customers or suppliers will be able to resolve their Year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations if they fail to do so. No assurance can be given that all of these third party systems will be Year 2000 compliant. Any failure of the Company's customers, suppliers, or business partners to satisfactorily address their Year 2000 problems could have a material adverse effect on the Company's business, financial condition, and results of operations.

With respect to the acquisition of the Macmillan General Reference business, the Company does not plan to retain any mission-critical business systems from this acquisition.

FINANCIAL MARKET RISK

For the nine months ended June 30, 1999, there were no material changes in the Company's exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10 - Credit Agreement among IDG Books Worldwide, Inc., as borrower, and a group of lending banks, dated July 30, 1999.

          27  - Financial Data Schedule

     (b) Reports on Form 8-K; none

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IDG BOOKS WORLDWIDE, INC.

Date:   August 10, 1999           By: /s/ James A. Doehrman
                                      ---------------------------------

                                  James A. Doehrman,
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting Officer
                                    and Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                               Document
-------                             --------

   10     Credit Agreement among IDG Books Worldwide, Inc., as borrower, and a group of lending banks, dated July 30, 1999.

   27     Financial Data Schedule