Form 10-K
period 1999-09-25
IDG BOOKS WORLDWIDE INC
filed 2000-01-10
CIK 1061763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-24617

IDG BOOKS WORLDWIDE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	04-3078409
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

919 East Hillsdale Blvd.
Suite 400, Foster City, CA   94404
(Address of Principal Executive Offices including Zip Code)

(650) 655-3000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 Par Value
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]     No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      As of December 20, 1999 there were 14,633,597 shares of the Registrant's Common Stock outstanding. The Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq National Market as of December 20, 1999 was approximately $48,300,000.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for fiscal year ended September 25, 1999 are incorporated by reference into Part I, Part II and Part IV of this Annual Report on Form 10-K where indicated.

  Portions of the Registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 15, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

IDG BOOKS WORLDWIDE, INC.

FORM 10-K
For the Fiscal Year Ended September 25, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Recently Issued Accounting Pronouncements

Factors Affecting Future Operating Results

Year 2000 Compliance

Financial Market Risks

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

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

The Company's fiscal year ends on the last Saturday in September. Fiscal years 19996, 19978 and 19987 ended on September 258, 19969, September 267, 19987 and September 276, 19978, respectively and consisted of 52 weeks. For convenience, throughout this Annual Report on Form 10-K, the fiscal year-ends are denoted as September 30.

Item 1: Business

Overview

IDG Books Worldwide, Inc. is a leading publisher of technology, consumer and general how-to books designed to make learning accessible, engaging and useful. The Company publishes and markets its books under well-known brand names, lead by flagship brands For Dummies®, CliffsNotes™, and Frommer's®. The Company has more than 4,000 active titles, over 100 million English-language books in print, plus translations in 36 languages, and its products are available in more than 90 countries worldwide. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth and personal enrichment. The computer book category has been the fastest growing sector in the U.S. book industry in each of the past seven years and grew 10.9% in 1998 according to Simba Information, Inc.

The For Dummies® series has received widespread recognition from consumers, enabling the Company to successfully publish across a wide variety of categories -- from computers, cooking and careers to personal finance, public speaking and foreign languages -- and to gain a reputation for brand-building success and customer focus. The series now has nearly 450 titles, and more than 75 million English-language books in print, plus translations in over 30 languages.

For Dummies® titles regularly appear on the bestseller lists of Publishers Weekly, Business Week and The Wall Street Journal. Windows For Dummies® has more than nine million copies in print across all editions. Other best-selling For Dummies® technology titles include Internet for Dummies® , Investing Online For Dummies®, Job Searching Online For Dummies® and PCs For Dummies® . Best-selling For Dummies® consumer titles include Cool Career For Dummies®, Home Buying For Dummies®, Investing For Dummies®, Personal Finance For Dummies® , and Taxes For Dummies®. Sales of the Company's For Dummies® books accounted for approximately 52% of the Company's net revenue in the Company's fiscal year ended September 30, 1999. The For Dummies® brand and learning approach also extends to nonbook products, such as e-mail newsletters, classical music CDs, audio tapes, page-a-day calendars, and board games. The For Dummies® Web site is at www.dummies.com.

In December 1998, the Company purchased all of the stock of Cliffs Notes, Inc., a privately held publisher of study aids, including the popular literary notes. CliffsNotes™ currently comprises more than 300 titles, including the literary notes, Quick Reviews of high school and college courses, test preparation guides and advanced placement study aids. Less than ten months after the acquisition, the Company introduced the new CliffsNotes™ lifestyle series beginning with 16 business and technology titles that extended the brand's reach to lifelong learners. The CliffsNotes™ Web site is at www.cliffsnotes.com.

In August 1999, the Company completed its $83 million acquisition of the Macmillan General Reference USA Inc. (the "Reference Brands") Group of Pearson Publishing, leading the Company to become one of the top ten consumer book publishers in the United States.

The Company publishes its books in two general groups, the Branded Franchise Group and the IDGB Technology Publishing Group. The Branded Franchise Group includes For Dummies® and CliffsNotes™, as well as other well-known brands such as:

    Frommer's® travel guides: the leading travel guide series

    frommers.com: one of the most popular travel sites on the Web

    Frommer's® From $ a Day™: guides for budget-minded travelers

    The Unofficial Guides® : The Unofficial Guide® to Walt Disney World was the #1 travel book in the U.S for 1999.

    Places Rated® Almanac

    Webster's New World™ dictionaries

    Arco® : test preparation guides for college and career test prep

    Betty Crocker's® cook books: one of the oldest brands in the cooking category.

    Weight Watchers® dieting and cook books

    Howell Book House™ pet books (including The American Kennel Club Complete Dog Book™, Best of Breed™, The Healthy, Happy Pet™, and Essentials™ series)

    Burpee® gardening series

    Cassell's® bilingual dictionaries

    Harrap's bilingual dictionaries

    Audel's books for vocational technicians

    Dozens of popular individual titles such as the bestseller How to Cook Everything; Vegetarian Times Complete Cookbook; American Horticultural Society: Encyclopedia of Gardening; and Organize Yourself!

The IDGB Technology Publishing Group comprises an expanding collection of information technology books published in multiple book series under a variety of brand names. These books appeal to a wide range of readers, from beginners to knowledgeable professionals. The IDGB Technology Publishing Group includes such well-known brands as:

  3-D Visual®: an award winning, four-color computer hardware and software learning system packaged primarily in the Simplified, Teach Yourself VISUALLY™ and Master VISUALLY™ series

  Bible series: comprehensive tutorial/reference on all major computing topics; positioned as "100% comprehensive, 100% authoritative, 100% of what you need"

  Secrets® : featuring key leading authorities targeted to knowledgeable information technology professionals

  MCSE Certification Study Guides series: preparation guides for Microsoft certification exams

  "Official Press" branded series: developed in partnership with leading IT companies. This group includes AOL Press™, Hewlett-Packard Press™, Netscape Press™ and Novell Press™

  Exclusive customized products: created for strategic partners such as Lotus, Open Market, Philips, and Siemens

The Company's revenue is principally derived from sales in the United States, which accounted for approximately 884% of sales in fiscal 19998. The Company also markets its books in numerous countries throughout the world and licenses its established brands and titles to third parties. Export sales of English language books accounted for approximately 13% of the Company's sales in fiscal 1999, while licensing and custom publishing revenue contributed 2% of sales in fiscal 1999.

The Company was founded in 1990 as a wholly-owned subsidiary of International Data Group, Inc., referred to in this Form 10-K as "IDG" or the "Parent". In July 1998, the Company sold 3,180,000 shares of class A common stock in an initial public offering. Upon completion of the offering, the Parent owned 74.97% of the outstanding common stock and had 77.77% of the voting power. At September 30, 1999, the Parent owned 73.94% of the outstanding common stock and had 76.82% of the voting power.

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

Internet Initiative. The Company is currently building its Internet infrastructure to enable the on-line delivery of its branded content in a quick, consistent, and quality fashion. For example, the Company has adopted Ask Jeeves, Inc.'s natural language question answering service to power a new Dummies Help Desk, bringing the popular For Dummies experience to Internet users. For the first time, the Company is unlocking its vault of award-winning For Dummies technology content to enable everyone to get fast, easy answers online. The Company anticipates the new Dummies Help Desk will go live at www.dummies.com early in calendar year 2000.

Additionally, the Company has re-launched the CliffsNotes.com website enabling users to download any CliffsNotes titles 24 hours a day and will be launching Cliffs Notes e-newsletters on technology and consumer topics. In addition, the Company is now the 100% owner of the e-newsletter business - DummiesDaily.com, which was previously a joint venture with a sister company. This business offers e-newsletter subscriptions on up to 16 technology topics to over 500,000 subscribers. Finally, the recently-acquired Frommer's.com travel site is one of the most popular travel content Web sites and is an important piece of the Company's Internet strategy.

Export and Foreign Editions

The Company has licensed over 5,000 translations of its titles to third-party publishers in 36 languages throughout the world. The Company serves the international English-language market and exports U.S. editions through third-party distributors and booksellers throughout the world and by licensing reprint rights to a third-party publisher in India. The Company's publication of special editions for English markets outside the United States has been initiated with Personal Finance For Dummies® For Canadians.

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

The Company believes that booksellers have not traditionally been rewarded by book publishers for sales of books to the consumer, but rather on their purchases from book publishers. The Company's sales and marketing efforts take advantage of the Company's brand recognition with the consumer to create innovative sales programs directed to the readers of the Company's books. Accordingly, the Company has developed sales and marketing programs that, unlike those of other book publishers, reward distributors and retailers for sales to the ultimate consumer, the reader.

During fiscal 19998, Barnes and Noble, Inc., Borders, Inc., Ingram Book Company and Ingram Book Company Borders Group, Inc. each accounted for more than 10%, and together accounted for approximately 398%, of the Company's net revenue.

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

In addition to its traditional sales and marketing efforts, the Company maintains World Wide Web sites (www.idgbooks.com, www.dummies.com, www.cliffsnotes.com, and www.frommers.com) where individual consumers can learn about and purchase the Company's titles. The information contained on the Company's Web sites shall not be deemed to be a part of this Report.

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

The Company outsources distribution and fulfillment functions to retail and wholesale customers through two vendors. The contracts with these vendors expire in December 1999. One of these vendors accounted for more than 60% of our distribution and order fulfillment costs in each of fiscal years 1999, 1998, and 1997. As of September 1999, the Company has commenced operation in a new single source facility in Virginia, and started the transition process from the other distribution facilities to this one. In addition, beginning in January 2000, the Company will begin transitioning the distribution and fulfillment operations of the acquired Reference Brands to its new facility.Distribution and fulfillment services to both retail and wholesale customers are outsourced by the Company to two vendors. The Company's contracts with these vendors expire in September 1999. One of these vendors accounted for approximately 60% of the Company's distribution and fulfillment costs in each of fiscal 1996, 1997 and 1998. It is anticipated that a single-source vendor will be selected for distribution and fulfillment services to take advantage of the efficiencies provided by the Company's new management information system and order entry function.

Printing and Raw Materials

The Company utilizes a number of outside printers to print and bind its books. Printing prices are negotiated annually with vendors who perform all printing and binding in their plants. Due to the significant increase in printing volume from year-to-year, the Company does not believe it is strategically beneficial to negotiate multi-year printing contracts.

Paper is the principal raw material used in the Company's business. The Company generally purchases paper from merchants representing the paper mills. The Company does not have long-term paper supply contracts with these paper merchants. The arrangements with merchants are negotiated each year and provide for quarterly price adjustments. Paper prices have been volatile over the past several years and are affected by many factors, including demand, mill capacity, pulp supply, energy costs, and general economic conditions. Consequently, the Company's cost of paper, relative to our net revenue, can vary from period to period. In the past, paper has also been difficult to obtain due to industry-wide shortages. Significant paper price increases, sustained over a period of time, could adversely affect the Company's future financial condition or operating results.

Intellectual Property

The Company regards all of its copyrights, trademarks, trade dress, trade secrets, licenses, and similar intellectual property rights in general, and its For Dummies®, CliffsNotesTM, 3-D Visual®, Bible, Frommer's®, Betty Crocker's®, Weight Watchers®, and Webster's New World™ related trademarks, logos and trade dress in particular, as critical to its success. The Company relies on copyright, trademark and trade secrets laws and licensing and confidentiality agreements to protect its intellectual property rights.

The Company registers each of its publications with the United States Copyright Office, and all of the Company's publications are protected by copyright laws. The Company pursues the registration of its material trademarks in the United States and, based upon anticipated use, in certain other countries. Effective trademark, copyright and trade secret protection, however, may not be available in every country in which the Company's products are available. Although individual book titles are generally not subject to trademark protection, the Company has registered trademarks of certain series of its books, such For Dummies®, 3-D Visual®, Bible, CliffsNotes™, Frommer's® travel guides, Webster's New World™, . . . Simplified®, Teach Yourself . . . VISUALLY™, and . . . Secrets® in the United States and numerous other countries, while Frommer's®, Betty Crocker's®, and Weight Watchers®, are registered trademarks of their respective owners and are used under license by IDG Books Worldwide, Inc.

The Company has licensed in the past, and it expects that it may license in the future, elements of its trademarks, trade dress and similar proprietary rights to third parties, including in connection with the international editions of the Company's books that may be controlled operationally by third parties. While the Company attempts to ensure that the quality of its brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially and adversely affect the value of the Company's proprietary rights or the reputation of its products, either of which could have a material adverse effect on the Company's business. Moreover, while the Company believes that it has the right to use For Dummies® and its other marks in connection with its business and generally to prohibit others from using such marks in certain fields of use, there can be no assurance that the Company will be able to maintain such rights.

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

Certain of the trademarks and trade names used by the Company are the property of and are licensed from IDG, the Parent, as well as from other companies with respect to the acquired Reference Brands.

Employees and Authors

As of September 30, 19998, the Company had a total of 639428 employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relations with employees to be good. The Company also relies on a recognized and highly respected author list of leading authorities, media celebrities and computer/Internet experts. The Company generally does not have long-term contracts with its authors.

Competition

The Company faces competition directly from other book publishers and indirectly from non-print media. Competition in book publishing stems mainly from editorial quality, timely introduction of new titles, product positioning, pricing, and brand name recognition. In addition to the Company, Pearson Education, Inc., Microsoft Press, and McGraw-Hill all have a strong market presence in the United States and internationally in technology publishing. The principal competitors for the Company's business and self-help titles include Random House, Simon & Schuster, and HarperCollins. Each of these competitors has substantially greater financial resources than the Company.

Non-print media, such as the Internet and CD-ROMs, may also present substantial competition. If computer users increase their reliance on instruction and other information disseminated on-line, the Company's business could be adversely affected.The Company faces competition in each of its areas of publication directly from other publishers and indirectly from nonprint media and expects that competition will remain intense in the future.

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

Item 2: Properties

The Company's has it's headquarters in Foster City, California, and the Company editorial, production and sales offices in Indianapolis, Chicago, Cleveland, and New York, a centralized distribution center in Harrisonburg, Virginia, and an office in San Francisco which houses its Internet group. The Company currently leases all of its offices pursuant to leases terminating from 20001998 to 20009. The Company believes that its properties are in good operating condition and adequately serve the Company's current business operations. The Company also anticipates that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion. On November 4, 1998, the Company signed a 10-year lease agreement for a new Indianapolis office facility. The planned commencement date is November 1, 1999. The annual basic rent payments range from $1.2 million to $1.4 million over the term of the lease.

Item 3: Legal Proceedings

The Company from time to time is a part to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is a party that, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's financial statements.

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 19998.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) The Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "IDGB" since July 28, 1998. The following table sets forth the high and low closing sales prices of the Company's Class A Common Stock for the period indicated and is as reported on the Nasdaq National Market.

                                        Sales Price
                          ----------------------------------------
                                 1999                 1998
                          -------------------  -------------------
                            High       Low       High       Low
                          --------- ---------  --------- ---------
 Quarter 1 .......          $17.00     $6.75         --        --
 Quarter 2 .......          $19.63    $11.75         --        --
 Quarter 3 .......          $24.94    $17.13         --        --
 Quarter 4* ......          $20.50    $14.75     $16.42    $10.38

* For the fourth quarter of 1998, the high and the low reported are for the period from July 28th, 1998, the date of the Initial Public Offering, to September 26, 1998, the end of the fourth quarter and the 1998 fiscal year.

(b) On December 20, 1999, there were approximately 60 holders of record of the Company's Class A Common Stock, although the Company believes that there is a larger number of beneficial owners of its Common Stock. The last reported sale price per share of Common Stock on December 20, 1999 on the Nasdaq National Market was $14.00.

On July 27, 1998, the Company commenced an initial public offering, which consisted of 3,180,000 shares of its Class A Common Stock (the "Offering") at $15.50 per share pursuant to a registration statement (No. 333- 53433) declared effective by the Securities and Exchange Commission on July 27, 1998. The Company used approximately $38.4 million of the net proceeds from the Offering for the repayment of indebtedness owed to the Parent. The indebtedness was incurred by the Company in connection with the dividend paid by the Company prior to the Offering in the form of a promissory note. The Company used the remaining $5.6 million of net proceeds for general corporate purposes.

Although the Company paid a dividend to IDG with a portion of the proceeds from the Initial Public Offering, the Company does not intend to pay any cash dividends with respect to its common stock for the foreseeable future. The Company intends to retain any earnings for use in the operation of its business and to fund future growth. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition and results of operations and capital requirements.

Item 6: Selected Financial Data

The information required by this item is incorporated by reference to the information included under the caption "Selected Financial Data" on page 174 of the Company's 19998 Annual Report to Stockholders.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 185 through 258 of the Company's 19998 Annual Report to Stockholders.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The following information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 258 of the IDG Books Worldwide, Inc. 19989 Annual Report to Stockholders.

Item 8: Financial Statements and Supplementary Data

See Part IV, Item 14 of this Form 10-K.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10: Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of the Company and their ages as of September 30, 1999:

           Name             Age                    Position
-------------------------- ---- ----------------------------------------------
John J. Kilcullen........   40  Chairman of the Board of Directors and
                                Chief Executive Officer
Steven H. Berkowitz(1)...   41  President and Publisher
John P. Ball.............   52  Executive Vice President, Operations and
                                Administration, and Secretary
Brenda L. McLaughlin.....   38  Senior Vice President, Internet Business
                                Development
James A. Doehrman(2).....   42  Vice President and Chief Financial Officer
Kelly P. Conlin..........   39  Director
Julius A. Hoeft(3).......   53  Director
Axel J. Leblois..........   51  Director
Patrick J. McGovern......   62  Director

(1) Mr. Berkowitz resigned effective December 1999.
(2) Mr. Doehrman resigned effective January 2000.
(3) Member of the Audit and Compensation Committees

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

Brenda L. McLaughlin. Ms. McLaughlin has served as Senior Vice President of Internet Business Development since early 1999. Previously, Ms. McLaughlin was the Senior Vice President and Group Publisher, of the Company since joining in September 1994. Prior to joining the Company, Ms. McLaughlin served as Associate Publisher of MIS:Press and M&T Books from August 1993 to September 1994. From August 1989 to July 1993, Ms. McLaughlin served as Acquisitions Editor, Editor-in-Chief and Associate Publisher of M&T Books. Prior to joining M&T Books, Ms. McLaughlin worked for five years in various editorial capacities in the technology magazine businesses of Ziff-Davis, Inc. and McGraw-Hill, Inc.

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

Axel J. Leblois. Mr. Leblois has been a director of the Company since July 1999. Since 1997, Mr. Leblois has served as the Chief Executive Officer of ExecuTrain, a world leader in business technology training. From 1996 to 1997 Mr. Leblois served as a Director for ExecuTrain. From 1991 to 1996, Mr. Leblois was Chief Executive Officer of the North American division of Paris-based Bull HN Information Systems Inc., formerly Honeywell Information Systems. Mr. Leblois is also a member of the board of directors of World Times, Inc., has been on the board of Wang Global, and is currently a trustee of the Atlanta International School.

Patrick J. McGovern. Mr. McGovern has been a director of the Company since its inception in February 1990. Mr. McGovern is the founder and chairman of the board of directors of International Data Group, a Massachusetts corporation and the parent corporation of the Company ("IDG"). Mr. McGovern has served as the Chairman of IDG and its predecessor since February 1964. Mr. McGovern also serves on the boards of directors of the Massachusetts Institute of Technology, the Magazine Publishers Association and a number of IDG's subsidiaries.

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

Item 11: Executive Compensation

Information required by this Item may be found in the sections entitled "Executive Officer Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders on February 15, 2000. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information required by this Item may be found in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 15, 2000. Such information is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information required by this Item may be found in the section entitled "Relationship with IDG and Certain Transactions" appearing in the Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 915,, 20001999. Such information is incorporated herein by reference.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

  The following Financial Statements and Auditors' Report are incorporated by reference from the Company's 1999 Annual Report to Stockholders:

Independent Auditors Report

Consolidated Balance Sheets as of September 30, 1999 and 1998

Consolidated Statements of Income for the years ended September 30, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

2. Financial Statement Schedule.

Schedule II -- Valuation and Qualifying Accounts

3. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

  Exhibit
  Number                            Exhibit Title
----------- --------------------------------------------------------------
  2.1*      Cliffs Notes, Inc. Share Purchase Agreement.
  2.2**     Stock Purchase Agreement dated June 29, 1999 between Pearson
            Education, Inc. and IDG Books Worldwide, Inc.
  3.1***    Amended and Restated Certificate of Incorporation of the
            Registrant.
  3.2***    Bylaws of the Registrant.
  4.1***    Form of Registrant's Class A common stock certificate.
 10.1***    Form of Indemnification Agreement entered into by the
            Registrant with each of its directors and executive
            officers.
 10.2****   1998 Stock Plan, as amended, and forms of related
            agreements.
 10.3***    1998 Employee Stock Purchase Plan.
 10.4***    Form of Employment Agreement between the Registrant and John
            J. Kilcullen dated as of July 1, 1998.
 10.5*****  Credit Agreement among IDG Books Worldwide, Inc., as borrower, and a group of lending banks, dated July 30, 1999.
 10.6***    Form of Compensation Agreement between the Registrant and
            John P. Ball dated as of July 1, 1998.
 10.7***    Form of Compensation Agreement between the Registrant and
            James A. Doehrman dated as of July 1, 1998.
 10.8***    Form of Compensation Agreement between the Registrant and
            Brenda L. McLaughlin dated as of July 1, 1998.
 10.9***    Corporate Services Agreement between the Registrant and IDG dated as of June 1, 1998.
 10.10***   Registration Rights Agreement between the Registrant and IDG
            Enterprises, Inc. dated as of June 1, 1998.
 10.11***   Trademark License Agreement between the Registrant and IDG dated June 1, 1998.
 10.12***   Non-competition Agreement between the Registrant and IDG
            dated as of June 1, 1998.
 10.13***   Tax Allocation Agreement between the Registrant and IDG
            dated as of June 1, 1998.
 10.14***   Restated Share Exchange Agreement between the Registrant,
            IDG Enterprises, Inc. and State Street Bank and Trust
            Company dated May 21, 1998.
 10.15*     Employee Stock Ownership Plan of Registrant effective as of
            October 1, 1997.
 10.16*     Office Lease between Crosspoint Seven, LLC "Landlord" and
            IDG Books Worldwide, Inc. "Tenant".
 13.1       Annual Report to Stockholders.
 23.1       Independent Auditors' Consent.
 23.2       Independent Auditors' Report on Schedule.
 27.1       Financial Data Schedule.

--------------

* Incorporated by reference from the Registrant's report on Form 10-K, (File No. 000-24617) filed with the Securities and Exchange Commission on December 28, 1998

** Incorporated by reference from the Registrant's report on Form 8-K, (File No. 000-24617) filed with the Securities and Exchange Commission on August 17, 1999

*** Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-53433) declared effective on July 27, 1998

**** Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-67977), filed November 25, 1998.

***** Incorporated by reference from the Registrant's report on Form 10-Q (File No. 000-24617), filed with the Securities and Exchange Commission on August 10, 1999

(b) Reports on Form 8-K:

On August 17, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Macmillan General Reference USA Inc.

(c) Exhibits: See Item 14(a)3 above.

(d) Financial Statement Schedules: See Item 14(a)2 above.

IDG BOOKS WORLDWIDE, INC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDG BOOKS WORLDWIDE, INC.

(Registrant)

Dated: January 10, 2000

By:	/s/ JOHN J. KILCULLEN

JOHN J. KILCULLEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                      Date
--------------------------  --------------------------------  -----------------
/s/ JOHN J. KILCULLEN       Chairman of the                   January 10, 2000
--------------------------  Board of Directors,
 (John J. Kilcullen)        and Chief Executive Officer

/s/ PATRICK J. MCGOVERN     Director                          January 10, 2000
--------------------------
 (Patrick J. McGovern)

/s/ JULIUS A. HOEFT         Director                          January 10, 2000
--------------------------
 (Julius A. Hoeft)

/s/ AXEL J. LEBLOIS         Director                          January 10, 2000
--------------------------
 (Axel J. Leblois)

IDG BOOKS WORLDWIDE, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 1997, 1998 and 1999
(in thousands)

                           Balance  Additions                 Balance
                             at      Charged        Net         at
                          Beginning     to      Deductions    End of
       Description        of Period  Expense   (Recoveries)   Period
------------------------- --------- ---------- ------------- ---------
Allowance for sales
 returns:
  1997..................   $15,390    $31,026       $28,583   $17,833
  1998..................    17,833     38,372        34,315    21,890
  1999..................    21,890     49,185        39,079    31,996

Allowance for doubtful
 accounts:
  1997..................     1,500      1,811          (154)    3,465
  1998..................     3,465      1,225           135     4,555
  1999..................     4,555        832           377     5,010

Reserve for inventory
  obsolescence
  1997..................     8,208      5,194         1,468    11,934
  1998..................    11,934      8,093         5,649    14,378
  1999..................    14,378      9,665         9,536    14,507

Reserve for royalty
 advances:
  1997..................       993      1,006          --       1,999
  1998..................     1,999        800          (463)    3,262
  1999..................     3,262        800          --       4,062