Form 10-K/A
period 1999-09-25
IDG BOOKS WORLDWIDE INC
filed 2000-01-13
CIK 1061763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

(650) 653-7000
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

FORM 10-K/A
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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

IDG BOOKS WORLDWIDE, INC.

PART I

The following report contains forward- looking statements that involve risks and uncertainties. IDG Books Worldwide, Inc. ("the Company") actual results could differ materially from those anticipated in these forward-looking statements. Potential risks and uncertainties include, among others, those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

The Company's fiscal year ends on the last Saturday in September. Fiscal years 1999, 1998 and 1997 ended on September 25, 1999, September 26, 1998 and September 27, 1997, respectively and consisted of 52 weeks. For convenience, throughout this Annual Report on Form 10-K, the fiscal year-ends are denoted as September 30.

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

The For Dummies® series has received widespread recognition from consumers, enabling the Company to successfully publish across a wide variety of categories -- from computers, cooking and careers to personal finance, public speaking and foreign languages -- and to gain a reputation for brand-building success and customer focus. The series now has nearly 450 titles, and more than 75 million English- language books in print, plus translations in over 30 languages.

For Dummies® titles regularly appear on the bestseller lists of Publishers Weekly, Business Week and The Wall Street Journal. Windows For Dummies® has more than nine million copies in print across all editions. Other best-selling For Dummies® technology titles include Internet for Dummies® , Investing Online For Dummies®, Job Searching Online For Dummies® and PCs For Dummies® . Best-selling For Dummies® consumer titles include Cool Careers For Dummies®, Home Buying For Dummies®, Investing For Dummies®, Personal Finance For Dummies® , and Taxes For Dummies®. Sales of the Company's For Dummies® books accounted for approximately 52% of the Company's net revenue in the Company's fiscal year ended September 30, 1999. The For Dummies® brand and learning approach also extends to nonbook products, such as e-mail newsletters, classical music CDs, audio tapes, page-a-day calendars, and board games. The For Dummies® Web site is at www.dummies.com.

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

The Company's revenue is principally derived from sales in the United States, which accounted for approximately 87% of sales in fiscal 1999. The Company also markets its books in numerous countries throughout the world and licenses its established brands and titles to third parties. Export sales of English language books accounted for approximately 11% of the Company's sales in fiscal 1999, while licensing and custom publishing revenue contributed 2% of sales in fiscal 1999.

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

During fiscal 1999, Barnes and Noble, Inc., Borders, Inc., and Ingram Book Company each accounted for more than 10%, and together accounted for approximately 38%, of the Company's net revenue.

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

Production, Distribution and Fulfillment

The Company's own staff edits the manuscripts of the authors of the books it publishes. Freelance resources are utilized when workload exceeds in- house capacity. Outside experts are used when necessary to ensure technical accuracy of content and compatibility with final published software. The Company employs state-of- the-art desktop publishing technology to graphically design book content, create graphics and prepare the typographic layout for the book. Final electronic files for all text and cover material are delivered to printers for reproduction via direct line and Internet connection.

The Company outsources distribution and fulfillment functions to retail and wholesale customers through two vendors. The contracts with these vendors expire in December 1999. One of these vendors accounted for more than 60% of our distribution and order fulfillment costs in each of fiscal years 1999, 1998, and 1997. As of September 1999, the Company has commenced operation in a new single source facility in Virginia, and started the transition process from the other distribution facilities to this one. In addition, beginning in January 2000, the Company will begin transitioning the distribution and fulfillment operations of the acquired Reference Brands to its new facility.

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

Employees and Authors

As of September 30, 1999, the Company had a total of 639 employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relations with employees to be good. The Company also relies on a recognized and highly respected author list of leading authorities, media celebrities and computer/Internet experts. The Company generally does not have long-term contracts with its authors.

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

Item 2: Properties

The Company has it's headquarters in Foster City, California, editorial, production and sales offices in Indianapolis, Chicago, Cleveland, and New York, a centralized distribution center in Harrisonburg, Virginia, and an office in San Francisco which houses its Internet group. The Company currently leases all of its offices pursuant to leases terminating from 2000 to 2009. The Company believes that its properties are in good operating condition and adequately serve the Company's current business operations. The Company also anticipates that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 1999.

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

Item 6: Selected Financial Data

The information required by this item is incorporated by reference to the information included under the caption "Selected Financial Data" on page 17 of the Company's 1999 Annual Report to Stockholders.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 25 of the Company's 1999 Annual Report to Stockholders.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The following information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 of the IDG Books Worldwide, Inc. 1999 Annual Report to Stockholders.

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

Kelly P. Conlin. Mr. Conlin has been a director of the Company since January 1999. Mr. Conlin has served as CEO of IDG since March 1999, and has been the President since 1995. Mr. Conlin served as President of IDG Marketing Services from October 1991 to October 1995. Mr. Conlin also serves as a director of American Business Press, a privately-held company, and a number of IDG's subsidiaries.

Julius A. Hoeft. Mr. Hoeft has been a director of the Company since October 1998. Mr. Hoeft is the former Chairman and Chief Executive Officer of Bantam/Doubleday, Dell, Inc. from January 1996 to July 1998 and served as President and Chief Executive Officer from June 1991 to January 1996. Mr. Hoeft is a director of Bushnell Inc. and member of the Board of Trustees of the University of Dayton and Keeler Tavern Preservation Society.

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

Dated: January 13, 2000

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
/s/ JOHN J. KILCULLEN       Chairman of the                   January 13, 2000
--------------------------  Board of Directors,
 (John J. Kilcullen)        and Chief Executive Officer

/s/ PATRICK J. MCGOVERN     Director                          January 13, 2000
--------------------------
 (Patrick J. McGovern)

/s/ JULIUS A. HOEFT         Director                          January 13, 2000
--------------------------
 (Julius A. Hoeft)

/s/ AXEL J. LEBLOIS         Director                          January 13, 2000
--------------------------
 (Axel J. Leblois)

/s/ KELLY P. CONLIN         Director                          January 13, 2000
--------------------------
 (Kelly P. Conlin)

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