Form 10-Q
period 1999-12-25
IDG BOOKS WORLDWIDE INC
filed 2000-02-08
CIK 1061763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended December 25, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-24617

IDG BOOKS WORLDWIDE, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	04-3078409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

919 East Hillsdale Blvd.
Suite 400, Foster City, CA   94404
(Address of Principal Executive Offices including Zip Code)

(650) 653-7000
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [  ]    NO [X]

The number of shares outstanding of the issuer's Common Stock as of January 31, 2000 was 14,634,097. This quarterly report on Form 10-Q contains a total of 16 pages, of which this page is page 1.

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets as of December 31, 1999 (unaudited) and September 30, 1999

Condensed Consolidated Statements of Operations for the three months December 31, 1999 and December 31, 1998 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and December 31, 1998 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Financial Condition, Liquidity and Capital Resources

Factors Affecting Future Operating Results

Year 2000 Compliance

Financial Market Risks

Forward-Looking Statements

PART II. Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                           ASSETS
                                                    December 31,  September 30,
                                                         1999          1999
                                                    ------------- -------------
Current Assets:                                       (unaudited)
     Cash and equivalents...................                $736        $2,084
     Accounts receivable - net..............              64,846        46,294
     Inventory - net........................              25,622        31,024
     Other current assets...................               4,864         4,092
     Deferred tax assets....................              22,274        21,334
                                                    ------------- -------------
             Total current assets...........             118,342       104,828
Royalty advances - net......................              10,821        12,110
Property and equipment - net................               7,642         6,032
Intangible assets - net ....................              79,671        90,221
Other assets ...............................               3,017         3,280
                                                    ------------- -------------
             TOTAL..........................            $219,493      $216,471
                                                    ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................              $8,775        $9,666
     Accrued liabilities....................              55,466        57,815
                                                    ------------- -------------
             Total current liabilities......              64,241        67,481

Long-term debt..............................              83,000        82,000
Deferred tax liability (note 1).............               4,919         4,950
                                                    ------------- -------------
             Total liabilities..............             152,160       154,431

Minority interest...........................                  96            95

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value;
        authorized: 5,000,000 shares;
        issued and outstanding: 0 shares....                --            --
     Common stock, $.001 par value;
        authorized:  25,000,000 Class A
        shares and 400,000 Class B shares;
        issued and outstanding:
        FY 2000 - 14,434,097 Class A and
          200,000 Class B...................                  15
        FY 1999 - 14,278,825 Class A and
          200,000 Class B...................                                14
     Additional paid-in-capital.............              48,547        46,637
     Retained earnings......................              18,667        15,284
     Accumulated other comprehensive
      income................................                   8            10
                                                    ------------- -------------
             Total stockholders' equity.....              67,237        61,945
                                                    ------------- -------------
             TOTAL..........................            $219,493      $216,471
                                                    ============= =============

See notes to consolidated financial statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share amounts)

                                              THREE MONTHS ENDED
                                                 DECEMBER 31,
                                            ---------------------
                                                 1999       1998
                                            ---------- ----------
                                            (UNAUDITED)(UNAUDITED)

Revenue:
   Net sales ..............................   $53,773    $36,094
   Licensing revenues and other ...........     4,036      1,211
                                            ---------- ----------
      Net revenue .........................    57,809     37,305
                                            ---------- ----------
Operating costs and epenses:
   Cost of sales ..........................    33,420     18,297
   Selling, general and administrative ....    15,553     12,483
   Depreciation and amortization ..........     1,314      1,186
                                            ---------- ----------
      Total operating costs and expenses ..    50,287     31,966
                                            ---------- ----------
Operating income ..........................     7,522      5,339
   Interest income (expense) - net ........    (1,689)       104
                                            ---------- ----------
Income before provision for income taxes ..     5,833      5,443
   Provision for income taxes .............     2,450      2,263
                                            ---------- ----------
Net income ................................    $3,383     $3,180
                                            ========== ==========

Net income per share:
   Basic ..................................     $0.23      $0.22
                                            ========== ==========
   Diluted ................................     $0.23      $0.22
                                            ========== ==========
Shares used in per share calculations:
  Basic net income ........................    14,512     14,302
                                            ========== ==========
  Diluted net income ......................    14,841     14,409
                                            ========== ==========

See notes to consolidated financial statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                    ----------------------------
                                                         1999           1998
                                                    -------------  -------------
Cash Flows from Operating Activities:
  Net Income ......................................       $3,383         $3,180
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization ...............        1,314          1,186
      Deferred income taxes........................         (940)          (835)
      Changes in operating assets and liabilities
        (net of effects of dispositions):
        Accounts receivable .......................      (18,535)        (7,115)
        Inventory .................................        5,402          1,052
        Royalty advances ..........................         (795)          (127)
        Other current assets ......................         (636)         1,414
        Accounts payable ..........................         (891)        (2,515)
        Accrued liabilities .......................       (1,765)         4,835
                                                    -------------  -------------
           Net cash provided (used) by operating
            activities ............................      (13,463)         1,075
                                                    -------------  -------------
Cash Flows from Investing Activities:
  Capital expenditures ............................       (2,168)          (360)
  Divestitures ....................................       11,819           --
  Acquisitions ....................................         --          (17,118)
  Other investments ...............................          120         (1,760)
                                                    -------------  -------------
           Net cash provided (used) by investing
            activities ............................        9,771        (19,238)
                                                    -------------  -------------
Cash Flows from Financing Activities:
  Advances on the credit facility .................        1,000          4,438
  Proceeds from Exercises of stock options ........        1,344           --
  Payment of Cliffs Notes, Inc. line of credit ....         --             (342)
                                                    -------------  -------------
           Net cash provided by financing
            activities ............................        2,344          4,096
                                                    -------------  -------------
Net Decrease in Cash ..............................       (1,348)       (14,067)
Cash and equivalents, Beginning of Period .........        2,084         15,466
                                                    -------------  -------------
Cash and equivalents, End of Period ...............         $736         $1,399
                                                    =============  =============

Noncash Investing Activity:
  Acquisitions (Note 3):
    Tangible assets ...............................      $  --           $5,217
    Intangible assets .............................         --           16,149
    Less: cash paid ...............................         --          (17,118)
                                                    -------------  -------------
    Liabilities assumed ...........................      $  --           $4,248
                                                    =============  =============

Noncash Financing Activity:
  Issuance of Class A common stock under the
   ESOP plan ......................................         $566         $1,513
                                                    =============  =============

See notes to consolidated financial statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 AND
AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

1. Basis of Presentation

The accompanying interim consolidated financial statements for the three months ended December 31, 1999 and 1998, and as of December 31, 1999 are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements. Certain information or footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of the operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 1999, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

Organization and Description of Business -- IDG Books Worldwide, Inc. (the "Company"), a Massachusetts company, was founded in 1990 as a wholly-owned subsidiary (through intermediate companies) of International Data Group, Inc. (the "Parent"). On March 24, 1998, the Company was reincorporated in Delaware. On July 31, 1998, the Company consummated its initial public offering (the "Offering") of 3,180,000 shares of Class A common stock at an offering price of $15.50 per share pursuant to a Registration Statement declared effective by the SEC on July 27, 1998. After deducting expenses, the net proceeds to the Company from the Offering were $44,032,000. The Company used $38,400,000 of the net proceeds of the Offering to repay indebtedness owed to the Parent.

The Company is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer-based learning tools, Web sites and Internet e-services. The Company publishes and markets under well-known brand names, including For Dummies ®, 3-D Visual ®, Bible, CliffsNotes   TM, Frommer's ®, Betty Crocker's ®, Weight Watchers ® and Webster's New World TM.

Principles of Consolidation -- The consolidated financial statements include the accounts of IDG Books Worldwide, Inc. and its majority controlled subsidiaries (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

Reclassifications -- Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the fiscal year 2000 presentation. The accompanying consolidated balance sheet as of December 31, 1999 reports a deferred tax liability of $5.0 million with a corresponding addition to goodwill to reflect the book/tax difference related to the carrying value of Cliff's Notes intangible assets. The accompanying consolidated balance sheet as of September 30, 1999 has been reclassified to conform to this presentation.

2. Significant Accounting Policies

Fiscal Year -- The Company's fiscal year ends on the last Saturday of each September. Fiscal year 1999, ended on September 25, 1999, and consisted of 52 weeks. For convenience, fiscal year-ends are denoted in the accompanying consolidated financial statements as September 30. Similarly, the thirteen-week periods ended December 25, 1999 and December 26, 1998 are referred to as the three-months ended December 31, 1999 and 1998, respectively.

Intangible Assets -- Intangible assets represent trademarked brand names, goodwill, publishing rights and other intangible assets. Amortization is provided on a straight-line method over the estimated useful lives of these assets not exceeding forty years.

Net Income Per Share -- Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the quarters ended December 31, 1999 and 1998, respectively, approximately 329,000 and 107,000 shares, reflecting the dilutive effects of outstanding stock options, were included in computing diluted net income per share.

Comprehensive Income - Comprehensive income for the three months ended December 31, 1999 was $3,381,000 and $3,180,000 for the three months ended December 31, 1998.

3. Acquisitions and Divestitures

In August 1999, the Company acquired a portfolio of book and online brands from the Macmillan General Reference Group (the Reference Brands) of Pearson Education for $83.0 million, plus $0.5 million in transaction costs. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired and liabilities assumed. Assumed liabilities include $2.0 million for the costs of a restructuring plan involving various settlements and contract terminations ($1.2 million) and estimated severance and relocation of personnel ($0.8 million). As of December 31, 1999, $0.7 million of costs had been incurred relating to severance.

The purchase price allocation is preliminary and subject to revision upon receipt of final information concerning valuation of intangible assets, working capital received at closing, and the actual costs of the restructuring plan.

In November and December 1999, the Company sold the J.K. LasserTM and Chek-chart brands, respectively, which were purchased in the above-mentioned acquisition, to unaffiliated companies. The $12.3 million received has been reported as a reduction to branded trademarks in the current quarter of fiscal 2000, with no gain or loss resulting from the sale. Transaction costs of $0.5 million resulted in net proceeds of $11.8 million.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

                                              December 31, September 30,
                                                  1999         1999
                                              ------------ ------------
                                              (unaudited)

Accounts receivable .....................        $102,520      $83,300
Allowance for doubtful accounts .........          (4,847)      (5,010)
Allowance for sales returns .............         (32,827)     (31,996)
                                              ------------ ------------
    Total ...............................         $64,846      $46,294
                                              ============ ============

5. Inventories

Inventories consisted of the following (in thousands):

                                              December 31, September 30,
                                                  1999         1999
                                              ------------ ------------
                                              (unaudited)

Books (finished goods) ..................         $35,830      $40,167
Paper ...................................           4,870        5,364
                                              ------------ ------------
    Total Inventory......................          40,700       45,531
Reserve for obsolescence ................         (15,078)     (14,507)
                                              ------------ ------------
    Net Inventory .......................         $25,622      $31,024
                                              ============ ============

6. Intangible Assets

Intangible assets consisted of the following (in thousands):

                                              December 31, September 30,
                                                  1999         1999
                                              ------------ ------------
                                              (unaudited)

Branded trademarks.......................         $57,749      $70,000
Goodwill ................................          18,530       16,149
Publishing rights .......................           5,000        5,000
Other intangible assets .................             700          700
                                              ------------ ------------
    Total gross intangible assets .......          81,979       91,849
Less: accumulated amortization ...........         (2,308)      (1,628)
                                              ------------ ------------
    Net intangible assets ...............         $79,671      $90,221
                                              ============ ============

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

                                                December 31, September 30,
                                                    1999         1999
                                                ------------ ------------
                                                (unaudited)

Accrued royalties ............................      $16,094      $16,276
Accrued promotions ...........................       15,233       14,068
Accrued compensation and benefits ............        7,109        8,689
Accrued inventory and fulfillment ............        6,644        8,086
Other accrued liabilities ....................        5,981        8,259
Accrued acquistion restructuring costs .......        1,760        2,437
Accrued taxes ................................        2,645          --
                                                ------------ ------------
      Total ..................................      $55,466      $57,815
                                                ============ ============

8. Segment Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about geographic information and major customers.

The Company has two general publishing groups: Technology and Consumer / Education. The two segments share the same infrastructure and personnel, and are not managed as separate operating divisions. Management evaluates the performance of these segments at the revenue and gross profit level; the Company's reporting systems do not track or allocate operating expenses or fixed assets by segment.

The Technology Group consists of brands targeted for computer users, from beginning through advanced level users, including information technology professionals and software developers. The Consumer / Education Group includes brands targeted at the general consumer, including For Dummies ®, CliffsNotes TM, and the recently acquired Reference Brands (Note 3). Net revenue by segment is as follows (in thousands):

                                                    Three Months Ended
                                                       December 31,
                                                -------------------------
                                                    1999         1999
                                                ------------ ------------
Revenue:

  Technology group .......................          $30,688      $28,884
  Consumer / Education group..............           27,121        8,421
                                                ------------ ------------
     Total ...............................          $57,809      $37,305
                                                ============ ============

The gross profit for the Technology Group and the Consumer / Education Group, respectively, was $13.1 million and $11.3 million for the first three months of fiscal year 2000; and $14.8 million and $4.2 million for the first three months of fiscal year 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

IDG Books Worldwide, Inc. is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer-based learning tools, Web sites and Internet e-services. The Company publishes and markets under well-known brand names, including For Dummies ®, 3-D Visual ®, Bible, CliffsNotes   TM, Frommer's ® travel guides, Betty Crocker's ®, Weight Watchers ® and Webster's New World   TM. These books have created widespread recognition of the Company's brands by consumers, enabling the Company to successfully publish across a variety of categories in technology, business, and general how-to. The Company's portfolio of brand names comprises more than 4,000 active titles. The Company has over 100 million English-language books in print and has translated its books into 36 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth, and personal enrichment.

Sales of technology-related books account for a majority of the Company's net revenue. Sales of books devoted to the use of software products sold by Microsoft, including its Windows operating system, accounted for approximately 20% of the Company's net revenue for the three months ended December 31, 1999 and approximately 40% for the three months ended December 31, 1998. The Company does not expect the percentage of net revenue from the sale of books related to Microsoft software products to continue to be as significant.

The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs, and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the three months ended December 31, 1999, the Company's top three customers accounted for approximately 48% of the Company's net revenue as compared to 41% in 1998, and the Company's top ten customers accounted for approximately 68% of the Company's net revenue in 1999 as compared to 65% in 1998.

Results of Operations

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                              THREE MONTHS ENDED
                                                 DECEMBER 31,
                                            ---------------------
                                                 1999       1998
                                            ---------- ----------

Condensed Consolidated Statement of
 Income Data:
Net Revenue:
Technology group .........................       53.1%      77.4%
Consumer / Education group................       46.9%      22.6%
                                            ---------- ----------
Total Net Revenue ........................      100.0%     100.0%
                                            ========== ==========

Cost of sales ............................       57.8%      49.0%
Selling, general and administrative ......       26.9%      33.5%
Depreciation and amortization ............        2.3%       3.2%
                                            ---------- ----------
Operating income .........................       13.0%      14.3%
   Interest income (expense) - net .......       -2.9%       0.3%
                                            ---------- ----------
Income before provision for income taxes .       10.1%      14.6%
                                            ---------- ----------
Net income ...............................        5.9%       8.5%
                                            ========== ==========

Other Data:
EBITDA(1) ................................       15.3%      17.5%
                                            ========== ==========

________________

(1) "EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three months ended December 31, 1999 was $8.8 million compared to $6.5 million for the three months ended December 31, 1998.

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net Revenue. Net revenue increased $20.5 million, or 55.0%, to $57.8 million for the three months ended December 31, 1999 from $37.3 million for the three months ended December 31, 1998. This increase was primarily the result of an increase in net revenues of $18.7 million for the Company's Consumer / Education Group, which includes the For Dummies ®, CliffsNotes TM, and acquired Reference Brands. A substantial portion of the Consumer / Education Group growth between the quarters resulted from the acquired Reference Brands which were not included in the first fiscal quarter of 1999. The Technology Group contributed the remaining $1.8 million increase in net revenues, an increase of 6.2% over the 1999 fiscal first quarter. Of the Company's net revenue for the three months ended December 31, 1999, $7.7 million was attributable to sales of titles (including new editions) first published during that period, as compared to $6.0 million for titles (including new editions) first published during the same period for 1998.

Cost of Sales. Cost of sales increased $15.1 million, or 82.7%, to $33.4 million for the three months ended December 31, 1999 from $18.3 million for the three months ended December 31, 1998. Cost of sales as a percentage of net revenue was 57.8% for 1999 and 49.0% for 1998. Product costs, including paper, printing, and binding expenses, royalty expense and inventory obsolescence expense increased as a percentage of net revenue to 32.7% for the three months ended December 31, 1999 from 31.6% for the three months ended December 31, 1998 as a result of a small change in product mix. Product development costs, which are relatively fixed, increased as a percentage of net revenue to 13.1% for the three months ended December 31, 1999 from 10.1% for the three months ended December 31, 1998, reflecting an increase in the development of new cross-branded titles. Fulfillment and distribution expense increased as a percentage of net revenue to 12.1% for the three months ended December 31, 1999 from 7.4% for the three months ended December 31, 1998 as a result of one-time costs incurred in the relocation of product to the Company's new distribution facility.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $3.1 million, or 24.6%, to $15.6 million for the three months ended December 31, 1999 from $12.5 million for the three months ended December 31, 1998 Approximately 66.4% or $2.1 million of this increase was attributable to increased selling and marketing expenses, including increases as a result of the retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. A significant portion of the increase was also attributable to a $1.0 million increase in general and administrative expenses. Selling, general and administrative expenses as a percentage of net revenue decreased to 26.9% for the three months ended December 31, 1999 from 33.5% for the three months ended December 31, 1998, which can be attributable to operating leverage and efficiencies achieved for the incremental business associated with the acquired reference brands. The Company's sales and marketing costs as a percentage of net revenue decreased to 16.4% for the three months ended December 31, 1999 from 19.9% for the three months ended December 31, 1998, due to performance-based customer incentive programs which are driven by net revenue results.

Depreciation and Amortization. The increase of $0.1 million was due to a larger depreciable asset base and the amortization of intangible assets.

Operating Income. Operating income increased $2.2 million, or 40.9%, to $7.5 million for the three months ended December 31, 1999 from $5.3 million for the three months ended December 31, 1998. Operating income decreased as a percentage of net revenue to 13.0% for the three months ended December 31, 1999 from 14.3% for the same period the prior year due to an increase in product development and distribution expenses, as percentages of net revenue, as described above.

Income Before Provision for Income Taxes. Income before provision for income taxes increased $0.4 million, or 7.2%, to $5.8 million for the three months ended December 31, 1999 from $5.4 million for the three months ended December 31, 1998. Income before provision for income taxes decreased as a percentage of net revenue to 10.1% for the three months ended December 31, 1999 from 14.6% for the three months ended December 31, 1998 due to an increase in product development and distribution expenses, as percentages of net revenue, as described above. In addition, interest expense for 1999 on borrowings used to fund the acquisition of the Reference Brands reduced income before provision for income taxes.

Net Income. Net income of $3.4 million for the three months ended December 31, 1999 increased $0.2 million, or 6.4%, from net income of $3.2 million for the three months ended December 31, 1998. This increase was primarily the result of the increase in sales being substantially offset by the increase in product development and distribution expenses, as percentages of net revenue, as described above, and interest expense for 1999 on borrowings used to fund the acquisition of the Reference Brands.

Financial Condition, Liquidity, and Capital Resources

As of December 31, 1999, the Company's working capital increased $16.8 million to $54.1 million from $37.3 million as of September 30, 1999. This increase in working capital was the result of a decrease in cash of $1.3 million, an increase in net accounts receivable of $18.6 million, a $5.4 million decrease in net inventory, and a $1.7 million increase in other current assets and deferred tax assets. Additionally, there was a $0.9 million decrease in accounts payable and a $2.3 million decrease in accrued liabilities. These changes in working capital can be attributed to the acquisition of the Reference Brands and Cliffs Notes, Inc. as well as growth in the core Company business.

The Company's net cash provided by investing activities for the three months ended December 31, 1999 was $9.8 million. In December 1999 the Company sold the J.K. Lasser and Chek-chart brands, which were acquired in August 1999 from Pearson Education, Inc., for $12.3 million less transaction costs of $0.5 million. Capital expenditures for the three months ended December 31, 1999 were $2.2 million compared to $0.4 million for the three months ended December 31, 1998, which include leasehold improvements and equipment for the Company's new Indianapolis office.

On July 30, 1999, the Company entered into a $110.0 million credit agreement with a group of banks. On August 2, 1999, the Company borrowed $87.0 million under the new agreement, including $83.0 million used to fund the acquisition of the Reference Brands and $4.0 million for working capital needs. The Company's prior $20.0 million working capital facility was terminated in conjunction with the closing of the new credit agreement.

The Company's net cash provided by financing activities was $2.3 million for the three months ended December 31, 1999 as a result of borrowing on the Company's credit agreement and issuances of common stock as a result of option exercises, and $4.1 million for the three months ended December 31, 1998, which included $4.4 million from borrowing on the line of credit.

The Company had $0.5 million in cash invested in short-term financial instruments as of December 31, 1999. The Company believes that its remaining borrowing capacity, together with any cash generated from operations and any funds available under any future credit facilities, will be sufficient to meet the liquidity requirements of the Company for the foreseeable future. The Company's future capital requirements will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotional activities and advertising required to launch the Company's products, and any future acquisitions. To the extent that the available cash, together with existing resources and future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to the Company.

Factors Affecting Future Operating Results

Dependence on Microsoft Products and Competition with Microsoft Press. Sales of books devoted to the use of software products sold by Microsoft Corporation ("Microsoft"), including its Windows operating system, accounted for approximately 20% of the Company's net revenue in the three months ended December 31, 1999. As a result, future financial results will depend in part on continued consumer demand for Microsoft products. A decline in the use of Microsoft products would likely result in decreased demand for the Company's books and could adversely affect future financial results.

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

Dependence on For Dummies ® Publications. The Company derives a material portion of its net revenue from the sale of the For Dummies® brand of books. In addition, the Company has devoted substantial resources to the publication of these books and the development of the For Dummies® brand name. As a result, any change in reader preferences leading to a decline in demand for the For Dummies® books would likely have a material adverse effect on future financial results.

Risks of New Product Introductions. Generally, as a particular book gets older, the Company sells fewer copies of that book. Consequently, the Company's future success depends on its ability to identify trends in the technology, business, and self-help markets and to offer new titles, as well as other products and services, that address the changing needs of the target audiences. To establish market acceptance of a new publication, the Company must dedicate significant resources to research and editorial development, production, and sales and marketing. The Company incurs significant costs in developing, publishing, and selling a new book, which often significantly precede meaningful revenues from its sale. Consequently, new publications can require significant time and investment to achieve profitability. Investors should note, however, that there can be no assurance that the Company's efforts to introduce new publications or other products or services will be successful or profitable.

The Company records as an expense the costs related to the development of new publications and products, other than author advances, as products are introduced. As a result, the Company's profitability from quarter to quarter and from year to year may be adversely affected by the number and timing of new publications and product launches in any period and the level of acceptance gained by such publications and products.

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

Fluctuations in Quarterly Results and Cyclicality of Revenue. The Company's operating expenses, which include product development costs and selling, general, and administrative expenses, are relatively fixed in the short term and are based on our long term revenue expectations. If the Company sells fewer books or otherwise has lower revenue than expected, the Company may not be able to quickly reduce its spending. Any shortfall in the Company's revenue would have a direct impact on its results of operations, and fluctuations in quarterly results could affect the market price of its common stock in a manner unrelated to the Company's long-term operating performance. The Company typically sells more books during the first and second quarters of its September fiscal year because of increased sales during the Christmas season. In addition, the Company typically sells more books in quarters in which software manufacturers release new or updated versions of popular software products. Because a substantial portion of the Company's selling, general, and administrative expenses are incurred evenly throughout the year, the Company generally experiences relatively lower net profit during quarters not impacted by increases in net revenue due to seasonal or other factors discussed above.

In addition, the Company typically publishes books relating to new trends and technologies. Accordingly, if general economic conditions worsen, people may defer spending on these new trends and technologies, which could reduce the number of books sold.

Risks Associated with Product Distribution Channels; Risk of Product Returns. The Company sells its books primarily to large retail chains, large wholesalers, warehouse clubs, office superstores, and computer and electronics superstores. For the three months ended December 31, 1999 the Company's three largest customers, Barnes & Noble, Inc., Borders, Inc., and Ingram Book Company accounted for approximately 20%, 15%, and 13% of net revenue, respectively. The Company's future financial results depend in large part on its relationships with its customers. Any disruption in relationships with its customers could adversely affect financial performance.

The Company's sales policy generally permits book customers to return any unsold or damaged books for full credit. The Company records as revenue all books sold to its customers in a particular quarter and, at the same time, records a provision for estimated returns. During the three months ended December 31, 1999, the Company recorded a provision for returns of approximately 22% of its gross sales. If, during any period, customers return more books than previously estimated, the Company's financial results in that period would be adversely affected.

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

Control by IDG (Parent); Potential Conflicts of Interests; Benefits to IDG. The parent owns all of the shares of the Class B common stock, each share of which is entitled to ten votes per share on most stockholder actions, and has approximately 76% of the combined voting power of both classes of common stock as of December 31, 1999. The remaining holders of the shares of Class A common stock are entitled to one vote per share and have approximately 24% of the combined voting power. The parent has two representatives on the Company's Board of Directors and has enough votes to elect all members of the Board of Directors. As a result of its stock ownership, the parent is in a position, without the approval of the Company's public stockholders, to amend the Company's charter or approve a merger, sale of assets, or other major corporate transaction; defeat any non- negotiated takeover attempt that might otherwise benefit the public stockholders; determine the amount and timing of dividends paid to itself and to the Company's public stockholders; and otherwise control the Company's management and operations and the outcome of all matters submitted for a stockholder vote that could conflict with the interests of its public stockholders. In January 2000, the parent announced its plans to purchase up to 500,000 shares of IDGB common stock from time to time at prevailing market prices.

Dependence on Key Personnel. The Company relies, and will continue to rely, on its senior executive officers and other key management personnel. Recently, the Company's President, Steven Berkowitz, and its Chief Financial Officer, James Doehrman, resigned. In January 2000, the Company announced the appointment of William Barry as President and Chief Operating Officer, effective March 1, 2000. Mr. Barry is the former Senior Vice President, Corporate Development of Random House, Inc. The Company is currently searching for a successor to the CFO. The Company's Chief Executive Officer, John Kilcullen, and its Executive Vice President of Operations, John Ball, will assume Mr. Doehrman's responsibilities on an interim basis. The Company believes that its operations will not be significantly impacted by this resignation. If any additional senior executives or key management leave the Company, the relationships that these people have with the Company's authors, customers, manufacturers, or investors could be lost, and the Company would need to find people who could develop new relationships. In addition, the Company expects that it will need to hire additional employees, including key management positions for Internet business development. The competition for employees at all levels of the book publishing and Internet industries is intense and is increasing. In our Northern California operations, in particular, the Company has experienced increased turnover of employees and is experiencing difficulty in attracting new employees. If the Company does not succeed in attracting new employees or retaining and motivating current employees, the Company's business could suffer significantly.

Transition to New Distribution Service. The Company historically outsourced distribution and fulfillment functions to retail and wholesale customers through two vendors. During the first fiscal quarter of 2000, the Company began the transition of these services to a new single source facility in Virginia. The outsourced functions accounted for approximately 13% of our distribution and order fulfillment costs in the three months ended December 31, 1999 compared to 60% for the same period of 1998. In addition, the Company has continued to transition the distribution and fulfillment operations of the acquired Reference Brands to its new facility, a process which was begun in January 2000. Any difficulties in this continuing transition to the new distribution vendor could adversely impact day- to-day operating performance and future financial results.

Risks Associated with Acquisitions. As part of the Company's growth strategy, it may buy or make significant investments in, complementary companies, publications or products. The Company has completed the acquisition of Cliffs Notes, Inc. and recently completed the acquisition of the Reference Brands. These acquisitions, as well as any future acquisition, will be accompanied by the risks commonly encountered in making acquisitions of products, companies, and technologies.

For example, it could have difficulty assimilating the personnel and operations of the acquired company. This could cause a disruption of its ongoing business, distraction of management and other resources, and difficulty in maintaining uniform standards, controls, and procedures. There can be no assurance that the Company would succeed in overcoming these risks or any other problems encountered in connection with any acquisitions it may make. In addition, the Company may be required to incur additional debt or issue equity to pay for any future acquisitions

Year 2000 Compliance

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

The Company has completed the review of its computer systems to determine the extent and impact of Year 2000 issues. The Company uses a number of computer software programs and operating systems, including applications for its internal electronic communications network and for various administrative and billing functions. Many of the Company's systems are new and were designed to accommodate the Year 2000 issue when originally installed. The Company has completed testing of its systems for compliance, and believes it has implemented the necessary changes. The Company believes it has completed corrective measures to its mission-critical systems. The Company has assessed the scope of its risks related to problems its computer systems may have related to the Year 2000 issue and believes such risks are not material. This conclusion is partly based on statements provided by the manufacturers of hardware and software used by the Company. The Company is not in a position to confirm or deny the claims of the manufacturers' products in use. The estimated costs to modify or replace these applications were included in the Company's cost for its new computer systems and infrastructure upgrades, and accordingly, are not considered to be incremental costs. The Company currently does not have a contingency plan in the event that the remedial efforts it has completed fail to make its systems Year 2000 compliant. There can be no assurances that the Company will not experience adverse consequences as a result of the Year 2000 issue.

The Company is continuing to communicate with its customers, suppliers, and business partners in an effort to assess how they intend to resolve their Year 2000 issues. The Company, at this time, is not able to form an opinion as to whether its customers or suppliers will be able to resolve their Year 2000 issues in a satisfactory and timely manner, or on the magnitude of the adverse impact it would have on the Company's operations if they fail to do so. No assurance can be given that all of these third party systems will be Year 2000 compliant. Any failure of the Company's customers, suppliers, or business partners to satisfactorily address their Year 2000 problems could have a material adverse effect on the Company's business, financial condition, and results of operations.

Financial Market Risks

For the three months ended December 31, 1999, there were no material changes in the Company's exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward- looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Company's Registration Statement on Form S-1 (file no. 333-53433) filed in connection with the Company's initial public offering, and Form 10-K as of and for the year ended September 30, 1999.

PART II -- Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
27	Financial Data Schedule

(b) Reports on Form 8-K

A Form 8-K/A filed October 18, 1999 contained the required financial statements for the August 2, 1999 acquisition of all of the outstanding stock of Macmillan General Reference USA Inc.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

IDG BOOKS WORLDWIDE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDG BOOKS WORLDWIDE, INC.

(Registrant)

Dated: February 8, 2000

By:	/s/ JOHN J. KILCULLEN

John J. Kilcullen
Chairman and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)