Form 10-Q
period 2000-06-24
IDG BOOKS WORLDWIDE INC
filed 2000-08-08
CIK 1061763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended June 24, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [  ]    NO [X]

The number of shares outstanding of the issuer's Common Stock as of July 31, 2000 was 14,720,944 This quarterly report on Form 10-Q contains a total of 17 pages, of which this page is page 1.

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and September 30, 1999

Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2000 and June 30, 1999 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and June 30, 1999 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                   ASSETS
                                                       June 30,   September 30,
                                                         2000          1999
                                                    ------------- -------------
Current Assets:                                       (unaudited)
     Cash and equivalents...................                $384        $2,084
     Accounts receivable - net..............              56,889        46,294
     Inventory - net........................              28,708        31,024
     Other current assets...................               4,961         4,092
     Deferred tax assets....................              24,049        21,334
                                                    ------------- -------------
             Total current assets...........             114,991       104,828
Royalty advances - net......................              12,955        12,110
Property and equipment - net................              15,403         6,032
Intangible assets - net ....................              73,714        90,221
Other assets ...............................               3,714         3,280
                                                    ------------- -------------
             TOTAL..........................            $220,777      $216,471
                                                    ============= =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.......................             $11,121        $9,666
     Accrued liabilities....................              47,306        57,815
                                                    ------------- -------------
             Total current liabilities......              58,427        67,481

Long-term debt..............................              82,000        82,000
Deferred tax liability (note 1).............               4,919         4,950
                                                    ------------- -------------
             Total liabilities..............             145,346       154,431

Minority interest...........................                  75            95

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value;
        authorized: 5,000,000 shares;
        issued and outstanding: 0 shares....                --            --
     Common stock, $.001 par value;
        authorized:  25,000,000 Class A
        shares and 400,000 Class B shares;
        issued and outstanding:
        FY 2000 - 14,645,944 Class A and
          75,000 Class B....................                  15
        FY 1999 - 14,278,825 Class A and
          200,000 Class B...................                                14
     Additional paid-in-capital.............              49,552        46,637
     Retained earnings......................              25,793        15,284
     Accumulated other comprehensive
      income (loss) ........................                  (4)           10
                                                    ------------- -------------
             Total stockholders' equity.....              75,356        61,945
                                                    ------------- -------------
             TOTAL..........................            $220,777      $216,471
                                                    ============= =============

See notes to unaudited condensed consolidated financial statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                            --------------------- ---------------------
                                                 2000       1999       2000       1999
                                            ---------- ---------- ---------- ----------
                                           (unaudited)(unaudited)(unaudited)(unaudited)

Revenue:
   Net sales ..............................   $51,593    $39,896   $167,388   $119,149
   Licensing revenues and other ...........     3,590      1,586     10,136      4,324
                                            ---------- ---------- ---------- ----------
      Net revenue .........................    55,183     41,482    177,524    123,473
                                            ---------- ---------- ---------- ----------
Operating costs and expenses:
   Cost of sales ..........................    29,566     20,680     98,167     60,850
   Selling, general and administrative ....    17,846     14,888     51,860     40,828
   Depreciation and amortization ..........     1,768      1,303      4,512      3,772
                                            ---------- ---------- ---------- ----------
      Total operating costs and expenses ..    49,180     36,871    154,539    105,450
                                            ---------- ---------- ---------- ----------
Operating income ..........................     6,003      4,611     22,985     18,023
   Interest expense - net .................     1,599         74      4,865         92
                                            ---------- ---------- ---------- ----------
Income before provision for income taxes ..     4,404      4,537     18,120     17,931
   Provision for income taxes .............     1,850      1,906      7,611      7,569
                                            ---------- ---------- ---------- ----------
Net income ................................    $2,554     $2,631    $10,509    $10,362
                                            ========== ========== ========== ==========

Net income per share:
   Basic ..................................     $0.17      $0.18      $0.72      $0.72
                                            ========== ========== ========== ==========
   Diluted ................................     $0.17      $0.17      $0.71      $0.70
                                            ========== ========== ========== ==========
Shares used in per share calculations:
  Basic net income ........................    14,721     14,438     14,636     14,379
                                            ========== ========== ========== ==========
  Diluted net income ......................    14,722     15,162     14,767     14,773
                                            ========== ========== ========== ==========

See notes to unaudited condensed consolidated financial statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                    ----------------------------
                                                         2000           1999
                                                    -------------  -------------
Cash Flows from Operating Activities:
  Net Income ......................................      $10,509        $10,362
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization ...............        4,513          3,772
      Deferred income taxes........................       (2,715)        (1,085)
      Changes in operating assets and liabilities
        (net of effects of dispositions):
        Accounts receivable .......................      (10,578)       (13,651)
        Inventory .................................        1,350         (2,978)
        Royalty advances ..........................       (3,033)        (1,278)
        Other current assets ......................         (732)           939
        Accounts payable ..........................        1,572          1,375
        Accrued liabilities .......................       (9,379)         5,363
                                                    -------------  -------------
           Net cash provided (used) by operating
            activities ............................       (8,493)         2,819
                                                    -------------  -------------
Cash Flows from Investing Activities:
  Capital expenditures ............................      (12,024)        (2,428)
  Divestitures ....................................       17,388           --
  Acquisitions ....................................         --          (17,118)
  Other investments ...............................         (611)        (1,891)
                                                    -------------  -------------
           Net cash provided (used) by investing
            activities ............................        4,753        (21,437)
                                                    -------------  -------------
Cash Flows from Financing Activities:
  Advances on the credit facility .................         --            4,000
  Proceeds from exercises of stock options ........        2,040            245
  Payment of Cliffs Notes, Inc. line of credit ....         --             (342)
                                                    -------------  -------------
           Net cash provided by financing
            activities ............................        2,040          3,903
                                                    -------------  -------------
Net decrease in cash and equivalents ..............       (1,700)       (14,715)
Cash and equivalents, Beginning of Period .........        2,084         15,466
                                                    -------------  -------------
Cash and equivalents, End of Period ...............         $384           $751
                                                    =============  =============

Noncash Investing Activity:
  Acquisitions (Note 3):
    Tangible assets ...............................      $  --           $5,217
    Intangible assets .............................         --           16,149
    Less: cash paid ...............................         --          (17,118)
                                                    -------------  -------------
    Liabilities assumed ...........................      $  --           $4,248
                                                    =============  =============

Noncash Financing Activity:
  Issuance of Class A common stock under the
   ESOP plan ......................................         $566         $1,513
                                                    =============  =============
   Payroll withheld to fund ESPP purchase .........         $309           $410
                                                    =============  =============

See notes to unaudited condensed consolidated financial statements

IDG BOOKS WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 30, 2000 and 1999 and as of June 30, 2000 and September 30, 1999

  Basis of Presentation

  The accompanying interim consolidated financial statements for the three and nine months ended June 30, 2000 and 1999, and as of June 30, 2000 are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements. Certain information or footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of the operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 1999, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

  Organization and Description of Business-IDG Books Worldwide, Inc. (the "Company"), a Massachusetts company, was founded in 1990 as a wholly-owned subsidiary (through intermediate companies) of International Data Group, Inc. (the "Parent"). On March 24, 1998, the Company was reincorporated in Delaware. On July 31, 1998, the Company consummated its initial public offering (the "Offering") of 3,180,000 shares of Class A common stock at an offering price of $15.50 per share pursuant to a Registration Statement declared effective by the SEC on July 27, 1998. After deducting expenses, the net proceeds to the Company from the Offering were $44,032,000. The Company used $38,400,000 of the net proceeds of the Offering to repay indebtedness owed to the Parent.

  The Company is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer-based learning tools, Web sites and Internet e-services. The Company publishes and markets under well-known brand names, including For Dummies®, 3-D Visual®, Bible, CliffsNotes™, Frommer's®, Betty Crocker's®, Weight Watchers® and Webster's New World™.

  Principles of Consolidation-The consolidated financial statements include the accounts of IDG Books Worldwide, Inc. and its majority controlled subsidiaries (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

  Reclassifications-Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the fiscal year 2000 presentation. The accompanying consolidated balance sheet as of June 30, 2000 reports a deferred tax liability of approximately $5.0 million with a corresponding addition to goodwill to reflect the book/tax difference related to the carrying value of Cliff's Notes intangible assets. The accompanying consolidated balance sheet as of September 30, 1999 has been reclassified to conform to this presentation.

  Significant Accounting Policies

  Fiscal Year-The Company's fiscal year ends on the last Saturday of each September. Fiscal year 1999, ended on September 25, 1999, and consisted of 52 weeks. For convenience, fiscal year-ends are denoted in the accompanying consolidated financial statements as September 30. Similarly, the thirteen- and thirty-nine-week periods ended June 24, 2000 and June 26, 1999 are referred to as the three and nine months ended June 30, 2000 and 1999, respectively.

  Intangible Assets-Intangible assets represent trademarked brand names, goodwill, publishing rights and other intangible assets. Amortization is provided on a straight-line method over the estimated useful lives of these assets not exceeding forty years.

  Net Income Per Share-Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the three and nine months ended June 30, 2000, respectively, approximately 1,000 and 131,000 shares, reflecting the dilutive effects of outstanding stock options, were included in computing diluted net income per share.

  Comprehensive Income - Comprehensive income for the three months ended June 30, 2000 was $2,551,000 and $2,631,000 for the three months ended June 30, 1999.

  Acquisitions and Divestitures

  In August 1999, the Company acquired a portfolio of book and online brands from the Macmillan General Reference Group (the Reference Brands) of Pearson Education for $83.0 million, plus $0.5 million in transaction costs. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired and liabilities assumed. Assumed liabilities include $2.0 million for the costs of a restructuring plan involving various settlements and contract terminations ($1.2 million) and estimated severance and relocation of personnel ($0.8 million). As of June 30, 2000, $1.7 million of costs had been incurred.

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

  In June 2000, the Company sold the ARCO brand imprint to an unaffiliated company. The $5.7 million received has been reported as a reduction to branded trademarks in the third quarter of fiscal 2000, with no gain or loss resulting from the sale. An additional $0.6 million is currently held in escrow and is expected to be received during the fourth fiscal quarter of 2000. Transaction costs of $0.1 million resulted in net proceeds of $5.6 million. The sale of this property now completes the Company's planned divestiture program resulting from the Reference Brands acquisition referred to above.

  Accounts Receivable

  Accounts receivable consisted of the following (in thousands):

                                                June 30,   September 30,
                                                  2000         1999
                                              ------------ ------------
                                              (unaudited)

Accounts receivable .....................         $95,428      $83,300
Allowance for doubtful accounts .........          (5,250)      (5,010)
Allowance for sales returns .............         (33,289)     (31,996)
                                              ------------ ------------
      Net accounts receivable ...........         $56,889      $46,294
                                              ============ ============
  Inventories

  Inventories consisted of the following (in thousands):

                                                June 30,   September 30,
                                                  2000         1999
                                              ------------ ------------
                                              (unaudited)

Books (finished goods) ..................         $35,842      $40,167
Paper ...................................           4,456        5,364
                                              ------------ ------------
    Total Inventory......................          40,298       45,531
Reserve for obsolescence ................         (11,590)     (14,507)
                                              ------------ ------------
    Net inventory .......................         $28,708      $31,024
                                              ============ ============
  Intangible Assets

  Intangible assets consisted of the following (in thousands):

                                                June 30,   September 30,
                                                  2000         1999
                                              ------------ ------------
                                              (unaudited)

Branded trademarks.......................         $53,012      $70,000
Goodwill ................................          18,530       16,149
Publishing rights .......................           5,000        5,000
Other intangible assets .................             700          700
                                              ------------ ------------
    Total gross intangible assets .......          77,242       91,849
Less: accumulated amortization ...........         (3,528)      (1,628)
                                              ------------ ------------
    Net intangible assets ...............         $73,714      $90,221
                                              ============ ============
  Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):

                                                  June 30,   September 30,
                                                    2000         1999
                                                ------------ ------------
                                                (unaudited)

Accrued royalties ............................      $14,845      $16,276
Accrued promotions ...........................       11,696       14,068
Accrued compensation and benefits ............        6,911        8,689
Accrued inventory and fulfillment ............        5,585        8,086
Other accrued liabilities ....................        5,569        7,348
Accrued acquistion restructuring costs .......          814        2,437
Accrued taxes ................................        1,886          911
                                                ------------ ------------
      Total accrued liabilities ..............      $47,306      $57,815
                                                ============ ============
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

The Technology group consists of brands targeted for computer users, from beginning through advanced level users, including information technology professionals and software developers. The Consumer group includes brands targeted at the general consumer, including For Dummies®, CliffsNotesTM , and the recently acquired Reference Brands (Note 3). Net revenue by segment is as follows (in thousands):

                                                    Three Months Ended
                                                         June 30,
                                                -------------------------
                                                    2000         1999
                                                ------------ ------------

  Technology group .......................          $28,881      $31,617
  Consumer group .........................           26,302        9,865
                                                ------------ ------------
     Total Net Revenue ...................          $55,183      $41,482
                                                ============ ============

The gross profit for the Technology group and the Consumer group, respectively, was $13.5 million and $12.1 million for the third quarter of fiscal year 2000; and $15.9 million and $4.9 million for the third quarter of fiscal year 1999.

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

Sales of technology-related books account for a majority of the Company's net revenue. Sales of books devoted to the use of software products sold by Microsoft, including its Windows operating system, accounted for approximately 18% and 44% of the Company's net revenue for the three months ended June 30, 2000 and 1999, respectively. The Company does not expect the percentage of net revenue from the sale of books related to Microsoft software products to continue to be as significant.

The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs, and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the three and nine months ended June 30, 2000, the Company's top three customers accounted for approximately 38% and 40% of the Company's net revenue as compared to 34% and 36% in 1999. The Company's top ten customers accounted for approximately 64% of the Company's nine-month net revenue in 2000 as compared to 70% in 1999.

Results of Operations

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                            --------------------- ---------------------
                                                 2000       1999       2000       1999
                                            ---------- ---------- ---------- ----------

CONDENSED CONSOLIDATED STATEMENT OF INCOME DATA:
Net Revenue:
Technology group .........................       52.3%      76.2%      54.3%      78.3%
Consumer  group...........................       47.7%      23.8%      45.7%      21.7%
                                            ---------- ---------- ---------- ----------
Total Net Revenue ........................      100.0%     100.0%     100.0%     100.0%
                                            ========== ========== ========== ==========

Cost of sales ............................       53.6%      49.9%      55.3%      49.3%
Selling, general and administrative ......       32.3%      35.9%      29.2%      33.1%
Depreciation and amortization ............        3.2%       3.1%       2.6%       3.0%
                                            ---------- ---------- ---------- ----------
Operating income .........................       10.9%      11.1%      12.9%      14.6%
   Interest expense - net ................        2.9%       0.2%       2.7%       0.1%
                                            ---------- ---------- ---------- ----------
Income before provision for income taxes .        8.0%      10.9%      10.2%      14.5%
                                            ---------- ---------- ---------- ----------
Net income ...............................        4.6%       6.3%       5.9%       8.4%
                                            ========== ========== ========== ==========

Other Data:
EBITDA(1) ................................       14.1%      14.3%      15.5%      17.7%
                                            ========== ========== ========== ==========

_____________________

(1) "EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three and nine months ended June 30, 2000 was $7.8 million and $27.5 million, respectively, compared to $5.9 million and $21.8 million for the three and nine months ended June 30, 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net Revenue. Net revenue increased $13.7 million, or 33.0%, to $55.2 million for the three months ended June 30, 2000 from $41.5 million for the three months ended June 30, 1999. This increase was primarily the result of an increase in net revenues of $16.4 million for the Company's Consumer Group, which includes the For Dummies® and CliffsNotes™ consumer titles, and acquired Reference Brands. The acquired Reference Brands accounted for $14.9 million of the Consumer Group growth, which were not included in the third fiscal quarter of 1999. Excluding the acquired Reference Brands, the Consumer Group's growth was 15.4% for the three months ended June 30, 2000 compared to the comparable period in 1999. The Technology Group net revenue decreased by $2.7 million to $28.9 million for the third fiscal of 2000, a decrease of 8.7% over the 1999 fiscal third quarter. Of the Company's net revenue for the three months ended June 30, 2000, $8.3 million was attributable to sales of titles (including new editions) first published during that period, as compared to $12.0 million for titles (including new editions) first published during the same period for 1999.

Cost of Sales. Cost of sales increased $8.9 million, or 43.0%, to $29.6 million for the three months ended June 30, 2000 from $20.7 million for the three months ended June 30, 1999. Cost of sales as a percentage of net revenue was 53.6% for 2000 and 49.9% for 1999. Product costs, including paper, printing, and binding expenses, royalty expense and inventory obsolescence expense increased as a percentage of net revenue to 35.5% for the three months ended June 30, 2000 from 30.0% for the three months ended June 30, 1999 as a result of a change in product mix. This mix includes a higher percentage of overall sales related to the Consumer Group which has slightly higher paper, printing and binding costs. Product development costs, which are relatively fixed, decreased as a percentage of net revenue to 10.7% for the three months ended June 30, 2000 from 12.3% for the three months ended June 30, 1999, reflecting a decrease in the cost of development of new and cross branded titles. Fulfillment and distribution expenses decreased as a percentage of net revenue to 7.3% for the three months ended June 30, 2000 from 7.6% for the three months ended June 30, 1999 as a result of efficiencies achieved at the Company's new distribution facility.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.9 million, or 19.9%, to $17.8 million for the three months ended June 30, 2000 from $14.9 million for the three months ended June 30, 1999. Approximately 54% or $1.6 million of this increase was attributable to increased selling and marketing expenses, including increases as a result of the retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. A significant portion of the increase was also attributable to a $1.3 million increase in general and administrative expenses including increased occupancy costs for the Company's new San Francisco Internet and New York offices. Selling, general and administrative expenses as a percentage of net revenue decreased to 32.3% for the three months ended June 30, 2000 from 35.9% for the three months ended June 30, 1999, which can be attributable to operating leverage and efficiencies achieved for the incremental business associated with the acquired Reference Brands. The Company's sales and marketing costs as a percentage of net revenue decreased to 19.8% for the three months ended June 30, 2000 from 22.5% for the three months ended June 30, 1999, due to performance-based customer incentive programs which are driven by net revenue results.

Depreciation and Amortization. The increase of $0.5 million was due to a larger depreciable asset base and the amortization of intangible assets.

Operating Income. Operating income increased $1.4 million, or 30.2%, to $6.0 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999. Operating income decreased as a percentage of net revenue to 10.9% for the three months ended June 30, 2000 from 11.1% for the same period the prior year due to an increase in cost of sales, as a percentage of net revenue, as described above.

Income Before Provision for Income Taxes. Income before provision for income taxes decreased $0.1 million, or 2.9% to $4.4 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. Income before provision for income taxes decreased as a percentage of net revenue to 8.0% for the three months ended June 30, 2000 from 10.9% for the three months ended June 30, 1999 due to an increase cost of sales, as a percentage of net revenue, as described above. In addition, interest expense of $1.6 million for the three months ended June 30, 2000 compared to $0.1 million for the same period in 1999 on borrowings used to fund the acquisition of the Reference Brands reduced income before provision for income taxes.

Net Income. Net income of $2.55 million for the three months ended June 30, 2000 decreased $80,000 or 2.9% from net income of $2.63 million for the three months ended June 30, 1999 for the same reasons as described above.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Net Revenue. Net revenue increased $54.0 million, or 43.8%, to $177.5 million for the nine months ended June 30, 2000 from $123.5 million for the nine months ended June 30, 1999. This increase was primarily the result of an increase in net revenues of $54.4 million for the Company's Consumer Group, which includes the For Dummies® and CliffsNotes™ consumer titles, and acquired Reference Brands. The acquired Reference Brands accounted for $49.9 million of the Consumer Group growth, which were not included in the first nine-months of 1999. Excluding the acquired Reference Brands, the Consumer Group's growth rate was 16.7% for the nine months ended June 30, 2000 compared to the comparable period in 1999. The Technology Group net revenue decreased by $0.4 million to $96.5 million for the nine-month period in fiscal 2000, a decrease of less than one percent over the comparable nine-month period in 1999. Of the Company's net revenue for the nine months ended June 30, 2000, $30.0 million was attributable to sales of titles (including new editions) first published during that period, as compared to $25.2 million for titles (including new editions) first published during the same period for 1999.

Cost of Sales. Cost of sales increased $37.3 million, or 61.3%, to $98.2 million for the nine months ended June 30, 2000 from $60.9 million for the nine months ended June 30, 1999. Cost of sales as a percentage of net revenue was 55.3% for 2000 and 49.3% for 1999. Product costs, including paper, printing, and binding expenses, royalty expense and inventory obsolescence expense increased as a percentage of net revenue to 34.4% for the nine months ended June 30, 2000 from 31.4% for the nine months ended June 30, 1999 as a result of a change in product mix. This mix includes a higher percentage of overall sales related to the Consumer Group which has slightly higher paper, printing and binding costs. Product development costs, which are relatively fixed, increased as a percentage of net revenue to 11.4% for the nine months ended June 30, 2000 from 10.6% for the nine months ended June 30, 1999, reflecting an increase in the development of new cross-branded titles. Fulfillment and distribution expenses increased as a percentage of net revenue to 9.6% for the nine months ended June 30, 2000 from 7.2% for the nine months ended June 30, 1999 as a result of one-time costs incurred in the relocation of product to the Company's new distribution facility.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.0 million, or 27.0%, to $51.8 million for the nine months ended June 30, 2000 from $40.8 million for the nine months ended June 30, 1999. Approximately 62% or $6.8 million of this increase was attributable to increased selling and marketing expenses, including increases as a result of the retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. A significant portion of the increase was also attributable to a $4.2 million increase in general and administrative expenses including increased occupancy costs for the Company's new San Francisco Internet and New York offices. Selling, general and administrative expenses as a percentage of net revenue decreased to 29.2% for the nine months ended June 30, 2000 from 33.1% for the nine months ended June 30, 1999, which can be attributable to operating leverage and efficiencies achieved for the incremental business associated with the acquired Reference Brands. The Company's sales and marketing costs as a percentage of net revenue decreased to 17.8% for the nine months ended June 30, 2000 from 20.0% for the nine months ended June 30, 1999, due to performance-based customer incentive programs which are driven by net revenue results.

Depreciation and Amortization. The increase of $0.7 million was due to a larger depreciable asset base and the amortization of intangible assets.

Operating Income. Operating income increased $5.0 million, or 27.5%, to $23.0 million for the nine months ended June 30, 2000 from $18.0 million for the nine months ended June 30, 1999. Operating income decreased as a percentage of net revenue to 13.0% for the nine months ended June 30, 2000 from 14.6% for the same period the prior year due to increases in cost of sales, product development and distribution expenses, as percentages of net revenue, as described above.

Income Before Provision for Income Taxes. Income before provision for income taxes increased $0.2 million, or 1.1% to $18.1 million for the nine months ended June 30, 2000 from $17.9 million for the nine months ended June 30, 1999. Income before provision for income taxes decreased as a percentage of net revenue to 10.2% for the nine months ended June 30, 2000 from 14.5% for the nine months ended June 30, 1999 due to increases in cost of sales, product development and distribution expenses, as percentages of net revenue, as described above. In addition, net interest expense of $4.9 million for the nine months ended June 30, 2000 compared to $0.1 million for the same period in 1999 on borrowings used to fund the acquisition of the Reference Brands reduced income before provision for income taxes.

Net Income. Net income of $10.5 million for the nine months ended June 30, 2000 increased $0.1 million, or 1.4%, from net income of $10.4 million for the nine months ended June 30, 1999 for the same reason as described above.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2000, the Company's working capital increased $19.3 million to $56.6 million from $37.3 million as of September 30, 1999. This increase in working capital was the result of a decrease in cash of $1.7 million, an increase in net accounts receivable of $10.6 million, a $2.3 million decrease in net inventory, and a $3.6 million increase in other current assets and deferred tax assets. Additionally, there was a $1.4 million increase in accounts payable and a $10.5 million decrease in accrued liabilities. The significant decrease in accrued liabilities was primarily due to the timing of author royalty payments and customer marketing and promotional payments.

The net cash (used) by operating activities for the three months ended June 30, 2000 and 1999 was ($1.4) million and ($0.5) million, respectively. For the nine months ended June 30, 2000 and 1999 the net cash provided (used) by operating activities was ($8.5) million and $2.8 million, respectively. The fluctuations are due primarily to changes in accounts receivable and accrued liabilities.

The Company's net cash provided by investing activities for the nine months ended June 30, 2000 was $4.8 million. In June 2000 the Company sold its ARCO brand, which was acquired in August 1999 from Pearson Education, Inc., for $5.7 million less transaction costs of $0.1 million. This sale along with December 1999 sales of the J.K. Lasser and Chek-Chart brands completes the Company's planned divestiture program resulting from the August 1999 acquisition. Capital expenditures for the three and nine months ended June 30, 2000 were $7.4 million and $12.0 million, respectively, compared to $0.8 million and $2.4 million for the three and nine months ended June 30, 1999. Fiscal year 2000 capital expenditures primarily consist of leasehold improvements and equipment for the Company's new Indianapolis, New York and San Francisco offices.

The Company's net cash provided by financing activities was $2.0 million for the nine months ended June 30, 2000 as a result of issuances of common stock from stock option exercises, and $3.9 million for the nine months ended June 30, 1999 from advances on the Company's credit facility.

The Company had $0.3 million in cash invested in short-term financial instruments as of June 30, 2000. The Company believes that its remaining borrowing capacity, together with any cash generated from operations and any funds available under any future credit facilities, will be sufficient to meet the liquidity requirements of the Company for the foreseeable future. The Company's future capital requirements will depend on many factors, including, but not limited to, the levels at which the Company maintains inventory, the market acceptance of the Company's products, the levels of promotional activities and advertising required to launch the Company's products, and any future acquisitions. To the extent that the available cash, together with existing resources and future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to the Company.

Factors Affecting Future Operating Results

Dependence on Microsoft Products and Competition with Microsoft Press. Sales of books devoted to the use of software products sold by Microsoft Corporation ("Microsoft"), including its Windows operating system, accounted for approximately 18% of the Company's net revenue in the three months ended June 30, 2000. As a result, future financial results will depend in part on continued consumer demand for Microsoft products. A decline in the use of Microsoft products would likely result in decreased demand for the Company's books and could adversely affect future financial results.

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

Dependence on For Dummies® Publications. The Company derives a material portion of its net revenue from the sale of the For Dummies® brand of books. In addition, the Company has devoted substantial resources to the publication of these books and the development of the For Dummies® brand name. As a result, any change in reader preferences leading to a decline in demand for the For Dummies® books would likely have a material adverse effect on future financial results.

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

Risks Associated with Fluctuations in Paper Costs. Paper is the principal raw material used in the Company's business. The Company generally purchases paper from merchants representing the paper mills. The Company does not have long-term paper supply contracts with these paper merchants. The arrangements with merchants are negotiated each year and provide for quarterly price adjustments. Paper prices have been volatile over the past several years and are affected by many factors, including demand, mill capacity, pulp supply, energy costs, and general economic conditions. Consequently, the Company's cost of paper, relative to our net revenue, can vary from period to period. In the past, paper has also been difficult to obtain due to industry- wide shortages. Significant paper price increases, sustained over a period of time, could adversely affect the Company's future financial condition or operating results.

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

Risks Associated with Product Distribution Channels; Risk of Product Returns. The Company sells its books primarily to large retail chains, large wholesalers, warehouse clubs, office superstores, and computer and electronics superstores. For the three months ended June 30, 2000 the Company's three largest customers, Barnes & Noble, Inc., Borders, Inc., and Ingram Book Company accounted for approximately 18%, 13%, and 7% of net revenue, respectively. The Company's future financial results depend in large part on its relationships with its customers. Any disruption in relationships with its customers could adversely affect financial performance.

The Company's sales policy generally permits book customers to return any unsold or damaged books for full credit. The Company records as revenue all books sold to its customers in a particular quarter and, at the same time, records a provision for estimated returns. During the three months ended June 30, 2000, the Company recorded a provision for returns of approximately 22% of its gross sales. If, during any period, customers return more books than previously estimated, the Company's financial results in that period would be adversely affected.

Competition. The Company faces competition directly from other book publishers and indirectly from non- print media. Competition in book publishing stems mainly from editorial quality, timely introduction of new titles, product positioning, pricing, and brand name recognition. In addition to the Company, Pearson Education, Inc., Microsoft Press, and McGraw- Hill all have a strong market presence in the United States and internationally in technology publishing. The principal competitors for the Company's business and self-help titles include Random House, Simon & Schuster, and HarperCollins. Each of these competitors has substantially greater financial resources than the Company.

Non-print media, such as the Internet and CD-ROMs, may also present substantial competition. If computer users increase their reliance on instruction and other information disseminated on-line, the Company's business could be adversely affected.

Control by IDG (Parent); Potential Conflicts of Interests; Benefits to IDG. The parent owns all of the shares of the Class B common stock, each share of which is entitled to ten votes per share on most stockholder actions, and has approximately 76% of the combined voting power of both classes of common stock as of June 30, 2000. The remaining holders of the shares of Class A common stock are entitled to one vote per share and have approximately 24% of the combined voting power. The parent has two representatives on the Company's Board of Directors and has enough votes to elect all members of the Board of Directors. As a result of its stock ownership, the parent is in a position, without the approval of the Company's public stockholders, to amend the Company's charter or approve a merger, sale of assets, or other major corporate transaction; defeat any non-negotiated takeover attempt that might otherwise benefit the public stockholders; determine the amount and timing of dividends paid to itself and to the Company's public stockholders; and otherwise control the Company's management and operations and the outcome of all matters submitted for a stockholder vote that could conflict with the interests of its public stockholders. In January 2000, the parent announced its plans to purchase up to 500,000 shares of IDGB common stock from time to time at prevailing market prices.

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

Transition to New Distribution Service. The Company historically outsourced distribution and fulfillment functions to retail and wholesale customers through two vendors. During the first fiscal quarter of 2000, the Company began the transition of these services to a new single source facility in Virginia. This transition was completed at the end of the fiscal third quarter.

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

For the three months ended June 30, 2000, there were no material changes in the Company's exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward- looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Company's Registration Statement on Form S-1 (file no. 333- 53433) filed in connection with the Company's initial public offering, and Form 10-K as of and for the year ended September 30, 1999.

PART II-OTHER INFORMATION

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

IDG BOOKS WORLDWIDE, INC.

(Registrant)

Dated: August 8, 2000

By:	/s/ JOHN M. HARRIS

John M. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)