Form 10-K
period 2000-09-30
HUNGRY MINDS INC /DE/
filed 2000-12-26
CIK 1061763

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10-K

                                ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: September 30, 2000

                         Commission File Number: 0-24617

                               HUNGRY MINDS, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                          04-3078409
                    --------                          ----------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                                909 Third Avenue
                               New York, NY 10022
                               ------------------
          (Address of principal executive offices, including zip code)

                                 (212) 884-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

                              Yes |X|             No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of December 15, 2000 there were 14,752,656 shares of the Registrant's Common Stock outstanding. The Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq National Market as of December 15, 2000 was approximately $26,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 9, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

================================================================================

--------------------------------------------------------------------------------
HUNGRY MINDS, INC.
FORM 10-K
For the Year Ended September 30, 2000
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page
PART I                                                                    Number

Item 1:  Business..........................................................  3
Item 2:  Properties........................................................  8
Item 3:  Legal Proceedings.................................................  8
Item 4:  Submission of Matters to a Vote of Security Holders...............  8

PART II

Item 5:  Market for Registrant's Common Equity and Related
          Stockholder Matters .............................................  9
Item 6:  Selected Financial Data........................................... 10
Item 7:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 11
Item 7A: Quantitative and Qualitative Disclosures about Market Risk ....... 18
Item 8:  Financial Statements and Supplemental Data........................ 18
Item 9:  Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure............................................. 18

PART III

Item 10: Directors and Executive Officers of the Registrant................ 19
Item 11: Executive Compensation............................................ 19
Item 12: Security Ownership of Certain Beneficial Owners and Management ... 19
Item 13: Certain Relationships and Related Transactions.................... 19

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K .. 20

Signatures............................................................. ... 37

--------------------------------------------------------------------------------
                               HUNGRY MINDS, INC.
--------------------------------------------------------------------------------

                                     PART I

      The following report contains forward-looking statements that involve risks and uncertainties. Hungry Minds, Inc.'s (the "Company")(formerly IDG Books Worldwide, Inc.) actual results could differ materially from those anticipated in these forward-looking statements. Potential risks and uncertainties include, among others, those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

      The Company's fiscal year ends on the last Saturday in September. Fiscal years 2000, 1999 and 1998 ended on September 30, 2000; September 25, 1999; and September 26, 1998, respectively. As a result, fiscal year 2000 consisted of 53 weeks, while fiscal years 1999 and 1998 each consisted of 52 weeks. For convenience, throughout this Annual Report on Form 10-K, the fiscal year-ends are denoted as September 30.

--------------------------------------------------------------------------------
Item 1: Business
--------------------------------------------------------------------------------

Overview

      Hungry Minds, Inc. is a leading publisher of technology, consumer and general how-to books designed to make learning accessible, engaging and useful. The Company publishes and markets its books under well-known brand names, led by flagship brands For Dummies(R), CliffsNotes(TM), and Frommer's(R). The Company has more than 3,000 active titles, as compared to over 4,000 in the prior year as a result of its divestitures of the Arco, J.K. Lasser and Chek-Chart businesses and the retirement of nonperforming titles. The Company has over 150 million books in print, with translations in 39 languages, and its products are available in many parts of the world. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth and personal enrichment.

      On November 13, 2000, the Company announced that it changed its name to Hungry Minds, Inc. Concurrent with this change, the Company's common stock now trades on NASDAQ under the new symbol "HMIN". The new name signifies the evolving transformation of the Company's business beyond the realm of printed books to include a variety of e-services.

      The For Dummies series has received widespread recognition from consumers, enabling the Company to successfully publish across a wide variety of categories -- from computers, cooking and careers to personal finance, public speaking and foreign languages -- and to gain a reputation for brand-building success and customer focus. The series now has more than 1,100 titles, and more than 90 million books in print, with translations in 35 languages.

      For Dummies titles regularly appear on the bestseller lists of Publishers Weekly, Business Week and The Wall Street Journal. Windows For Dummies has more than 12 million copies in print across all editions. Other best-selling For Dummies technology titles include Internet for Dummies, Investing Online For Dummies, Job Searching Online For Dummies and PCs For Dummies. Best-selling For Dummies consumer titles include Cool Careers For Dummies, Home Buying For Dummies, Investing For Dummies, Personal Finance For Dummies, and Taxes For Dummies. Sales of the Company's For Dummies books accounted for approximately 36% of the Company's net revenue in the Company's fiscal year ended September 30, 2000. The For Dummies brand and learning experience also extends to nonbook products, such as e-mail newsletters, classical music CDs, audiotapes, page-a-day calendars, board games and office supplies. The For Dummies Internet site is at www.dummies.com.

      In August 2000, the Company completed its $5 million acquisition of Hungry Minds, Inc. ("Old HMI"), a privately held e-learning company with proprietary online learning technology and online learning solutions for corporations, individuals and students.

      In August 1999, the Company completed its $83 million acquisition of the Macmillan General Reference USA Inc. (the "Reference Brands") Group of Pearson Education, Inc., making the Company one of the top ten consumer book publishers in the United States, according to Simba Information, Inc.

      During fiscal year 2000, the Company sold the Arco, J.K. Lasser and Chek-Chart businesses, which were purchased as part of the Reference Brands acquisition for approximately $18.0 million.

      In December 1998, the Company purchased, for approximately $17.4 million, all of the stock of Cliffs Notes, Inc., a privately held publisher of study aids, including the popular literary notes. CliffsNotes currently comprises more than 450 titles, including the literary notes, reviews of high school and college courses, test preparation guides and advanced placement study aids. Less than ten months after the acquisition, the Company introduced the new CliffsNotes lifestyle series beginning with 16 business and technology titles that extended the brand's reach to lifelong learners. The CliffsNotes Internet site is at www.cliffsnotes.com.

   The Company publishes its books in two general groups, the Consumer Group and the Technology Group. The Consumer Group includes the For Dummies consumer titles and CliffsNotes tittles, as well as other well-known brands it owns or licenses such as:

      o     Frommer's travel guides: the leading travel guide series
      o frommers.com: one of the most frequently visited travel content sites on the Internet
      o     Frommer's From $ a Day(TM): guides for budget-minded travelers
      o The Unofficial Guide(R): The Unofficial Guide(R)to Walt Disney World was the #1 travel book in the U.S for 1999
      o     Places Rated(R) Almanac
      o     Webster's New World(TM) dictionaries
      o Betty Crocker's(R) cook books: one of the oldest brands in the cooking category
      o     Weight Watchers(R) dieting and cook books
      o Howell Book House(TM) pet books (including The American Kennel Club Complete Dog Book, Best of Breed(TM), The Happy, Healthy Pet(TM), and Essentials series)
      o     Burpee(R) gardening series
      o     Cassell's(R) bilingual dictionaries
      o     Audel's books for vocational technicians
      o     Dozens of popular individual titles

      The Technology Group comprises an expanding collection of information technology books and electronically delivered media published in multiple series under a variety of brand names owned or licensed by the Company. The topics appeal to a wide range of learners, from beginners to knowledgeable professionals. The Technology Group includes such well-known brands as the For Dummies and CliffsNotes technology titles and:

      o Visual(TM): an award winning, four-color computer hardware and software learning system packaged primarily in the Simplified(R), Teach Yourself VISUALLY(TM)and Master VISUALLY(TM)series
      o Bible series: comprehensive tutorial/reference on all major computing topics; positioned as "100% comprehensive, 100% authoritative, 100% of what you need"
      o Secrets(R): featuring key leading authorities targeted to knowledgeable information technology professionals
      o MCSE Certification Study Guides series: preparation guides for Microsoft certification exams
      o "Official Press" branded series: developed in partnership with leading IT companies. This group includes AOL Press(TM), Hewlett-Packard Press(TM), Netscape Press(TM)and Novell Press(TM)
      o M&T Books(TM): professional references, high-level programming and networking books and instructional guides written for intermediate to advanced programmers, developers, Web designers, and network administrators
      o Exclusive customized products created for strategic partners such as Lotus, Open Market, Philips, and Siemens

      The Company's revenue is principally derived from sales in the United States, which accounted for approximately 82% of net revenues in fiscal 2000. The Company also markets its books in numerous countries throughout the world and licenses its established brands and titles to third parties. Export sales accounted for approximately 13% of the Company's net revenue in fiscal 2000, while licensing and other revenue contributed approximately 5% of net revenue in fiscal 2000.

      The Company was founded in 1990 as a wholly-owned subsidiary of International Data Group, Inc., ("IDG" or the "Parent"). In July 1998, the Company sold 3,180,000 shares of its class A common stock in an initial public offering. Upon completion of the offering, the Parent owned 75.0% of the outstanding common stock and had 77.8% of the voting power. At September 30, 2000, the Parent owned 75.6% of the outstanding common stock and an equal percentage of the voting power.

Operating Strategy

      The Company strives to provide a consistent, accessible and rewarding learning experience to readers, on-line consumers and users of other electronic media products and services supported by mass marketing. To implement these objectives, the Company has adopted the following operating strategies:

      Focus on Branded Content and Mass Marketing. The Company creates quality products and services, supported by extensive marketing campaigns, which help build brand recognition. The Company believes its valuable brand name recognition generates repeat demand for its books and websites, which enables it to extend these brands into additional licensed products and services.

      Make Knowledge Accessible and Enjoyable. The Company believes millions of individuals, businesses and families are challenged by technologies or are trying to acquire new skills or enrich their lives. The Company specifically designs its products and services to make learning accessible and fun in a variety of formats to meet consumer demand.

      Maintain Efficient and Proven Publication Process. The Company has developed a successful process to conceive, acquire and produce new and revised content on a timely and cost-effective basis. The Company's staff of creative personnel identifies and develops new products and subject areas and draws on a recognized and highly respected list of leading authorities, media celebrities and experienced computer/Internet authors. This collaboration, in conjunction with the Company's experienced editorial team and branded architecture, assures brand consistency through high quality, easy-to-use websites and publications. The Company's close working relationships with technology industry leaders enable the Company to release high quality and well supported products and services in a timely manner. The Company believes this strategic focus has created a competitive advantage for its technology content by enabling the Company to anticipate and meet customer needs and to bring new and updated titles to market concurrent with the introduction of new technologies. In addition, because of the popularity and demand for its flagship brands, the Company can easily integrate new product and brand launches into its existing marketing programs.

      On-line Initiatives. The Company continues to build its Internet infrastructure to enable the on-line delivery of its branded content quickly, consistently, and with quality. This was marked by the Company's $5 million acquisition of the e-learning company Old HMI in August 2000. The Company also launched a new online campus, hungrymindsuniversity.com, which offers up to 17,000 courses from top universities like University of California at Berkeley, University of California at Los Angeles, New York University, as well as leading training companies. Also in 2000, the Company launched the Dummies Answer Network(TM) powered by Ask Jeeves, Inc.'s natural language question answering service, bringing the popular For Dummies experience to Internet users. Also in 2000, the Company launched CliffsNotes e-newsletters on technology and consumer topics and re-launched the cliffsnotes.com website enabling users to download any CliffsNotes titles 24 hours a day. The Company also owns dummiesdaily.com, which offers e-newsletter subscriptions on more than 40 topics with nearly 800,000 subscriptions and the frommers.com travel site, which is one of the most popular travel content Internet sites.

Export and Foreign Editions

      The Company licenses over 7,500 translations of its titles to third-party publishers in 39 languages throughout the world. The Company serves the international English-language market and exports U.S. editions through third-party distributors and booksellers throughout the world and by licensing reprint rights to third-party publishers and affiliates.

Sales and Marketing

      The Company organizes its sales and marketing activities around customer types to focus on building brands and expand the breadth and depth of its distribution network.

Sales

      The Company's domestic sales force consists of: (i) a national account group working directly with national bookstore chains; (ii) a wholesale and mass market group working with the centralized buying offices of national wholesalers, memberships clubs, office superstores, mass merchandisers and computer/electronic superstores; (iii) a field sales and new business development group servicing regional and independent booksellers and wholesalers who develop new channels of distribution for selected titles; (iv) a special markets group which services the education, corporate, government, on-line retailer, catalog and custom publishing channels; and (v) an advertising and media sales, licensing and syndication, and business development group that creates and maintains the Company's e-commerce initiatives. With respect to certain customers, primarily non-bookstore accounts, the Company also utilizes commissioned sales representatives to support its own sales force.

      The Company believes that booksellers have not traditionally been rewarded by book publishers for sales of books to consumers, but rather on their purchases from book publishers. The Company's sales and marketing efforts take advantage of the Company's brand recognition with the consumer to create innovative sales programs directed to the readers of the Company's books. Accordingly, the Company has developed sales and marketing programs that reward distributors and retailers for sell-through to the ultimate consumer: the reader. Such programs include the Retail Activity Marketing Program and other retailer incentive programs, which provide funds to retailers based on sales of specific titles.

      During fiscal 2000, Barnes and Noble, Inc. and Borders, Inc. each accounted for more than 10%, and together accounted for approximately 30%, of the Company's net revenue. The loss of either or both of these customers would likely have a material adverse effect on the Company's financial condition.

Marketing

      The Company organizes its marketing activities around its brands to support its sales efforts and brand identity. The Company's marketing professionals engage in a variety of marketing promotions and activities, including: (i) developing consumer-focused point of purchase and display materials; (ii) creating account-focused promotional programs; (iii) coordinating cooperative advertising spending strategies and (iv) maximizing media exposure.

      In addition to its traditional sales and marketing efforts, the Company maintains World Wide Web sites (including www.hungryminds.com, www.dummies.com, www.cliffsnotes.com, and www.frommers.com) where individual consumers can learn about and purchase the Company's titles. The information contained on the Company's Internet sites shall not be deemed to be a part of this Report.

Production, Distribution and Fulfillment

      The Company's staff edits the content of the authors of the products it publishes. Freelance resources are utilized when workload exceeds in-house capacity. Outside experts are used when necessary to ensure technical accuracy of content and compatibility with final published software. The Company employs state-of-the-art desktop publishing technology to graphically design book content, create graphics, make color separations, and prepare the typographic layout for the book. Final electronic files for all text and cover material are delivered to printers for reproduction via direct line and Internet connection.

      The Company outsources distribution and fulfillment functions to retail and wholesale customers through one vendor in a single source facility in Virginia. The ten-year contract with this vendor expires in 2009.

Printing and Raw Materials

      The Company utilizes a number of outside printers to print and bind its books. Printing prices are negotiated annually with vendors who perform all printing and binding in their plants. The Company generally does not engage in multi-year printing contracts, however it does have a ten-year printing contract expiring in 2008 with the provider of its single-source distribution in a plant adjacent to its distribution facility in Virginia. Billings on this contract are expected to account for less than one-fourth of the Company's printing costs.

      Paper is the principal raw material used in the Company's business. The Company generally purchases paper from merchants representing the paper mills. The Company does not have long-term paper supply contracts with these paper merchants. The arrangements with merchants are negotiated each year and provide for quarterly price adjustments. Paper prices have been volatile over the past several years and are affected by many factors, including demand, mill capacity, pulp supply, energy costs, and general economic conditions. Consequently, the Company's cost of paper, relative to net revenue, can vary from period to period. In the past, paper has also been difficult to obtain due to industry-wide shortages. Significant paper price increases, sustained over a period of time, could adversely affect the Company's future financial condition or operating results.

Intellectual Property

      The Company regards all of its copyrights, trademarks, trade dress, trade secrets, licenses, and similar intellectual property rights in general, and its owned or licensed brands, Hungry Minds(TM) , For Dummies(R), CliffsNotes(TM), Visual(TM), Bible, Frommer's(R), Betty Crocker's(R), Weight Watchers(R), and Webster's New World(TM) related trademarks, logos and trade dress in particular, as critical to its success. The Company relies on copyright, trademark and trade secrets laws and licensing and confidentiality agreements to protect its intellectual property rights.

      The Company registers each of its publications with the United States Copyright Office, and all of the Company's publications are protected by copyright laws. The Company pursues the registration of its material trademarks in the United States and, based upon anticipated use, in certain other countries. Effective trademark, copyright and trade secret protection, however, may not be available in every country in which the Company's products are available. Although individual book titles are generally not subject to trademark protection, the Company has registered or applied for registration of trademarks of certain series of its books, such as Hungry Minds, For Dummies, Visual, CliffsNotes, Webster's New World, Master VISUALLY, Teach Yourself VISUALLY, Simplified and Secrets in the United States and other countries, while Frommer's, Betty Croocker's, and Weight Watchers are registered trademarks of their respective owners and are used under license by Hungry Minds, Inc.

      The Company has licensed in the past, and it expects that it may license in the future, elements of its trademarks, trade dress and similar proprietary rights to third parties, including those in connection with the international editions of the Company's books that may be controlled operationally by third parties. While the Company attempts to ensure that the quality of its brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially and adversely affect the value of the Company's proprietary rights or the reputation of its products, either of which could have a material adverse effect on the Company's business. Moreover, while the Company believes that it has the right to use For Dummies and its other marks in connection with its business and generally to prohibit others from using such marks in certain fields of use, there can be no assurance that the Company will be able to maintain such rights.

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

Employees and Authors

      As of September 30, 2000, the Company had more than 700 employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company considers its relations with employees to be good. The Company also relies on a recognized and highly respected author list of leading authorities, media celebrities and computer/Internet experts. The Company generally does not have long-term contracts with its authors.

Competition

      The Company faces competition directly from other book publishers and non-print media. Competition in publishing stems mainly from editorial quality, timely introduction of new titles, product positioning, pricing, and brand name recognition. In addition to the Company, Pearson Education, Inc., Microsoft Press, Wrox Press and McGraw-Hill all have a strong market presence in the United States and internationally in technology publishing. The principal competitors for the Company's business and how-to titles include Random House, Simon & Schuster, Penguin Putnam and HarperCollins. Each of these competitors has substantially greater financial resources than the Company.

      Non-print media, such as the Internet and CD-ROMs, may also present substantial competition to the Company's book business. If computer users increase their reliance on instruction and other information disseminated on-line, the Company's book business could be adversely affected. The Company is seeking to combat such competition with its own e-business strategy.

Seasonality

      The Company typically sells more books in quarters in which software manufacturers release new or updated versions of popular software products. Because a substantial portion of the Company's selling, general, and administrative expenses are incurred evenly throughout the year, the Company generally experiences relatively lower net profit during quarters not advantaged by increases in net revenue.

Return Policy

      The Company's sales policy generally permits book customers to return any unsold or damaged books for full credit. The Company records as revenue all books sold to its customers in a particular quarter and, at the same time, records a provision for estimated returns. During fiscal year 2000, the Company recorded a provision for returns of approximately 22% of its gross sales, which approximates historical averages. That provision is reviewed on a quarterly basis and adjusted, when necessary. During the fourth quarter of fiscal 2000, the Company revised certain assumptions in its estimate of the sales return reserve, which had the effect of increasing pre-tax income by $5.0 million ($3.0 million after tax, or $.20 per share). If, during any period, customers return more books than previously estimated, the Company's financial results in that period would be adversely affected.

--------------------------------------------------------------------------------
Item 2: Properties
--------------------------------------------------------------------------------

      The Company is headquartered in New York City; editorial, production, accounting, sales and marketing offices are also located in Indianapolis, Chicago, Cleveland, and Foster City, California; a centralized distribution center is in Harrisonburg, Virginia; and an office in San Francisco houses its on-line group. The Company currently leases all of its offices pursuant to leases terminating from 2001 to 2010. The Company believes that its properties are in good operating condition and adequately serve the Company's current business operations. The Company also anticipates that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

--------------------------------------------------------------------------------
Item 3: Legal Proceedings
--------------------------------------------------------------------------------

      The Company from time to time is a party to various litigation matters incidental to the conduct of its business. There is no pending or threatened legal proceeding to which the Company is a party that, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's financial statements.

--------------------------------------------------------------------------------
Item 4: Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

      No matter was submitted to a vote of security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2000.

                                     Part II

--------------------------------------------------------------------------------
Item 5: Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

      (a) The Company's Class A Common Stock has traded on the Nasdaq National Market since July 28, 1998. Since the Name Change to `Hungry Minds, Inc.', the Company's common stock trades under the symbol "HMIN". Prior to that, the Company's trading symbol was "IDGB". The following table sets forth the high and low sales prices of the Company's Class A Common Stock for the periods indicated and is as reported on the Nasdaq National Market. The Company is also authorized to issue Class B Common Stock, which is not publicly traded. The Company also has outstanding a warrant (the "Warrant") to purchase 62,992 shares of common stock of the Company at $7.9375 per share. The Warrant is fully vested, expires in 2005, is not publicly traded and becomes exercisable only if the Company's common stock price reaches $24.9375.

                                      ------------------------------------------
                                                      Sales Price
                                      ------------------------------------------
                                             2000                    1999
                                      ------------------      ------------------
                                       High        Low         High        Low
                                      ------      ------      ------      ------
                Quarter 1             $19.00      $11.13      $17.00      $ 6.75
                Quarter 2             $16.75      $ 8.63      $19.63      $11.75
                Quarter 3             $13.50      $ 8.00      $24.94      $17.13
                Quarter 4             $10.25      $ 6.66      $20.50      $14.75

      (b) On December 15, 2000, there were approximately 79 holders of record of the Company's Class A Common Stock, one holder of the Warrant and no holders of record of the Company's Class B Common Stock. The last reported sale price per share of Common Stock on December 15, 2000 on the Nasdaq National Market was $7.375.

      The Company has not paid any dividends with respect to its Class A Common Stock or Class B Common Stock in fiscal 1999 or 2000 and does not intend to pay any cash dividends with respect to its common stock for the foreseeable future. The Company intends to retain any earnings for use in the operation of its business and to fund future growth. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition and results of operations and capital requirements.

UNREGISTERED SALES OF EQUITY SECURITIES

      The Company did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of fiscal 2000, except as follows: In connection with the acquisition of Old HMI, on August 10, 2000, the Company issued the Warrant to purchase 62,992 shares of common stock of the Company at $7.9375 per share. The foregoing transaction was exempt from registration under Rule 144 of the Act.

--------------------------------------------------------------------------------
Item 6: Selected Financial Data
--------------------------------------------------------------------------------

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(in thousands, except per share data)                                          For the Years Ended September 30, (1)
                                                          -------------------------------------------------------------------------
                                                             2000           1999            1998            1997             1996
                                                          ---------       ---------       ---------       ---------       ---------
Consolidated Statement of Income Data:
Net revenue                                               $ 243,323       $ 179,776       $ 141,525       $ 120,688       $  97,847
Operating income                                             28,222          23,059          17,121          11,923          10,996
Net income                                                   12,053          12,737          10,183           7,035           6,488

Net income per share (2)
   Basic                                                  $    0.82       $    0.88       $    0.88       $    0.63       $    0.58
   Diluted                                                $    0.82       $    0.86       $    0.87       $    0.63       $    0.58

Weighted average common shares
  outstanding (2)
   Basic                                                     14,663          14,395          11,633          11,100          11,100
   Diluted                                                   14,688          14,823          11,701          11,100          11,100

Consolidated Balance Sheet and Other
  Data:
Cash and equivalents                                      $     929       $   2,084       $  15,466       $      74       $      83
Working capital                                              49,381          37,347          32,207          18,708          18,778
Total assets                                                240,428         216,471          88,254          57,163          43,636
Long - term debt                                             81,500          82,000              --              --              --
Stockholders' equity                                         77,524          61,945          46,590          26,443          23,991
Cash flows provided by (used in)
  operating activities                                       (7,015)         10,336          12,813           7,820           1,855
Cash flows used in investing activities                      (1,681)       (105,728)         (7,385)         (3,246)         (2,430)
Cash flows provided by (used in)
  financing activities                                        7,541          82,010           9,964          (4,583)            614
EBITDA (3)                                                   35,556          28,268          20,675          13,586          12,351

----------
(1) The Company's fiscal year ends on the last Saturday in September. Fiscal years 2000, 1999, 1998, 1997 and 1996 ended on September 30, 2000;
      September 25, 1999; September 26, 1998; September 27, 1997; and September 28, 1996, respectively. For convenience, fiscal year-ends are denoted as September 30.

(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used to compute basic and diluted net income per share.

(3) "EBITDA" is defined as income before provision for income taxes, interest expense, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors, and other interested parties in the publishing and media industries. However, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

--------------------------------------------------------------------------------
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Forward-Looking Statements

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Potential risks and uncertainties include, among others, those set forth under "Overview" and "Factors Affecting Future Operating Results" included in this Management's Discussion and Analysis. The following discussion also should be read in conjunction with the Financial Statements and related Notes included in this Annual Report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Hungry Minds, Inc. is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer-based learning tools, Internet sites and Internet e-services. The Company publishes and markets under well-known brand names, including For Dummies(R), Visual(TM), Bible, CliffsNotes(TM), Frommer's(R), Betty Crocker's(R), Weight Watchers(R), and Webster's New World(TM). These books have created widespread recognition of the Company's brands by consumers, enabling the Company to successfully publish across a variety of categories in technology, business, and general how-to. The Company's portfolio of brand names comprises more than 3,000 active titles, as compared to over 4,000 in the prior year as a result of its divestitures of the Arco, J.K. Lasser and Chek-Chart businesses and the retirement of nonperforming titles. The Company has over 150 million books in print and has translated its books into 39 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth, and personal enrichment.

      On November 13, 2000, the Company announced that it had initiated a plan to improve revenue and earnings yields. Management plans to continue to implement the various components of this plan throughout the next 24 months. Descriptions of the plan provided herein contain forward-looking statements, which reflect management's opinion as of the date hereof. Components of the plan include:

      o Company transformation - The Company is undergoing a fundamental transformation from a book-centric model to a continuous content enterprise. It introduced its own production process, P3, to develop a media-neutral file format simultaneously with the publication of each book. It contracted with iUniverse to provide certain services as the Company's `digital warehouse'. New services in the future include custom books, print-on-demand content and a variety of other direct-to-customer options. Its marketing and sales teams have been integrated to support and sell print and digital products and e-services.

      o Increasing on-line revenues -The Company continues to build its Internet infrastructure to enable the on-line delivery, marketing and support of its branded content quickly, consistently, and continuously 24 hours a day, 7 days a week. This was marked by the Company's $5 million acquisition of Old HMI (see below) in August 2000. The Company also recently launched a new online campus, hungrymindsuniversity.com, which offers up to 17,000 courses from top universities like University of California at Berkeley, University of California at Los Angeles, New York University, as well as leading training companies. Also in 2000, the Company launched the new Dummies Answer Network(TM)powered by Ask Jeeves, Inc.'s natural language question answering service, bringing the popular For Dummies experience to Internet users as an enterprise solution to offset the high cost of end-user support. In addition, the Company launched CliffsNote-A-Day e-newsletters on technology and consumer topics and re-launched the cliffsnotes.com website enabling users to download over 300 CliffsNotes titles 24 hours a day. The Company also owns DummiesDaily.com, which offers e-newsletter subscriptions on more than 40 topics with nearly 1.4 million monthly deliveries, with 1.3 million unique visitors per month and the frommers.com travel site, which is one of the most popular travel content Internet sites.

      o Working capital management - The Company has determined that in many instances it can reduce costs by reducing the number of books printed. This may result in increased reprints and, therefore, the

            Company will continue to closely monitor the results of this campaign. In addition, the Company is focusing on faster collection of its accounts receivable.

      o Reducing number of titles - The Company intends to reduce the number of titles in order to focus its resources on those titles with higher demand and better profit margins.

      o Implementing work-for-hire model - On certain titles, management believes its brand recognition is a stronger selling factor than the specific author. In these instances, the Company intends to hire authors on a freelance basis, rather than paying authors on a royalty basis over the life of the book.

      o Increasing prices - Management is considering a price increase for all of its titles to match increases in the Company's operating costs and maintain favorable profit margins. Although such increases could negatively impact demand, management believes the ultimate impact will be favorable.

      On August 10, 2000, the Company acquired substantially all of the net assets of Hungry Minds, Inc. ("Old HMI"), a privately-held e-learning company with proprietary online learning technology and online learning solutions for corporations, individuals and students. The acquisition price of approximately $5.0 million consisted of $3.3 million cash paid into escrow (to be released over a twenty-four month period assuming certain conditions, as stated in the Asset Purchase Agreement, are fulfilled, including valid assignment of rights to intangible property), a $0.9 million cash payment to an Old HMI creditor, a $0.4 million advance to Old HMI prior to closing, and a warrant valued at approximately $.4 million. The warrant provides for the purchase of 62,992 shares of the Company's common stock at $7.9375 per share, which expires in 2005, and becomes exercisable only if the Company's stock price reaches $24.9375. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired and liabilities assumed. The Company funded the acquisition with $4.4 million in borrowings based on a credit agreement, dated as of July 30, 1999, between the Company, Bank Boston, and a group of other banks.

      In August 1999, the Company purchased Macmillan General Reference USA Inc. (the "Reference Brands") from Pearson Education, Inc. for $83.0 million. The acquisition included over 3,000 active titles and such leading brands as Frommer's travel guides, Weight Watchers lifestyle and cook books, Betty Crocker's cookbooks and Webster's New World dictionaries. Additionally the Company acquired the travel Internet site, frommers.com and related rights.

      During fiscal year 2000, the Company sold the Arco, J.K. Lasser and Chek-Chart businesses, which were purchased as part of the Reference Brands acquisition. The combined $18.0 million sale price was recorded as an adjustment to the purchase price of Reference Brands, with no gain or loss resulting from the sales.

      In December 1998, the Company purchased Cliffs Notes, Inc., a publisher of popular literary study guides for approximately $17.4 million. CliffsNotes currently comprises over 450 titles, including its original CliffsNotes literary guides plus CliffsQuickReview(TM) reviews of high school and college courses, CliffsTestPrep(TM) test preparation guides, CliffsAP(TM) Advanced Placement study aids; the new CliffsNotes lifestyle series.

      Prior to the acquisition of the Reference Brands, sales of technology-related books accounted for the vast majority of the Company's net revenue. Sales of books devoted to the use of software products sold by Microsoft, including its Windows operating system, accounted for approximately 18% of the Company's net revenue for the year ended September 30, 2000 and approximately one-third for the year ended September 30, 1999. This decrease is primarily due to a large increase in consumer group sales from the acquisition of the Reference Brands and a decline in sales devoted to the use of Microsoft products of approximately $20.3 million.

      The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs, and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. However, primarily because of the acquisition of the Reference Brands, the Company has benefited from a large increase in the number of customers. During the year ended September 30, 2000, the Company's top two customers accounted for approximately 30% of the Company's net revenue as compared to 26% in 1999, and the Company's top ten customers accounted for approximately 65% of the Company's net revenue in 2000 as compared to 68% in 1999.

      The Company's fiscal year ends on the last Saturday in September. Fiscal years 2000, 1999 and 1998 ended on September 30, 2000; September 25, 1999; and September 26, 1998, respectively. As a result, fiscal year 2000 consisted of 53 weeks, while fiscal years 1999 and 1998 each consisted of 52 weeks. For convenience, fiscal year-ends are denoted as September 30.

Results of Operations

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                                     Years Ended September 30,
                                                     -------------------------
Consolidated Statement of Income Data:               2000      1999      1998
                                                     -----     -----     -----
Net Revenue:
Consumer Group                                        47.5%     26.7%     16.4%
Technology Group                                      47.4      69.1      80.2
Licensing and other revenues                           5.1       4.2       3.4
                                                     -----     -----     -----
Total net revenue                                    100.0%    100.0%    100.0%
                                                     =====     =====     =====
Cost of sales                                         57.0      51.5      52.3
Selling, general and
  administrative expenses                             28.4      32.8      33.2
Depreciation and amortization                          3.0       2.9       2.4
                                                     -----     -----     -----
Operating income                                      11.6      12.8      12.1
Interest expense (income) - net                        2.8       0.6      (0.1)
                                                     -----     -----     -----
Income before provision for income
  taxes                                                8.8      12.2      12.2
                                                     -----     -----     -----
Net income                                             5.0%      7.1%      7.2%
                                                     =====     =====     =====

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

      Net Revenue. Net revenue increased $63.5 million, or 35.3%, to $243.3 million for the fiscal year ended September 30, 2000 from $179.8 million for the fiscal year ended September 30, 1999. This increase was primarily the result of an increase in net revenues of $67.7 million, or 141.1%, for the Company's Consumer Group, which includes the For Dummies and CliffsNotes consumer titles and the acquired Reference Brands and a $4.8 million increase in licensing and other revenues. The increase also results from the additional seven days in fiscal year 2000 over fiscal year 1999 (the "Additional Days"), as described above. In addition, during the fourth quarter of fiscal 2000, the Company revised certain assumptions in its estimate of the sales returns reserve, which had the effect of increasing net revenue by $5.0 million and net income $3.0 million. These increases were partially offset by an $8.9 million, or 7.2% decrease in net sales from the Technology Group. The increase in the Consumer Group was primarily attributable to the acquisition of the Reference Brands ($59.6 million), while the decrease in the Technology Group sales was primarily a result of a decline in net sales of books devoted to the use of software products sold by Microsoft Corporation ("Microsoft"), including its Windows operating system, of approximately $20.3 million. Of the Company's net revenue for the fiscal year ended September 30, 2000, $90.0 million was attributable to sales of titles (including new editions) first published during that period, as compared to $56.8 million for titles (including new editions) first published during the same period for 1999. The Company's net revenues have also been negatively impacted by sluggish sales in the United Kingdom, where the Company's prices were being undercut by internet wholesalers. The Company chose to combat this situation with a reduction of prices in the United Kingdom across virtually all titles.

      Cost of Sales. Cost of sales increased $46.2 million, or 49.9%, to $138.8 million for the fiscal year 2000 as compared to fiscal year 1999. This increase is primarily due to the acquisition of the Reference Brands and a portion is attributable to the Additional Days. Cost of sales as a percentage of net revenue was 57.0% for 2000 and 51.5% for 1999. This increase was primarily due to an increase in paper, printing, binding and fulfillment and distribution expenses as a percentage of net revenue to 30.4% for the fiscal year 2000 from 25.4% for the fiscal year 1999, which is primarily because the Company's prices have not been adjusted to reflect inflation in recent years.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $10.1 million, or 17.1%, to $69.0 million for the fiscal year 2000 from $58.9 million for the fiscal year 1999. This increase is primarily due to the acquisition of the Reference Brands and a portion is attributable to the Additional Days. Selling, general and administrative expenses as a percentage of net revenue decreased to 28.4% for the fiscal year 2000 from 32.8% for the prior year, primarily as a result of economies of scale realized from the Reference

Brands acquisition and reduced labor costs from relocating most of its sales, marketing and human resources workforce from the San Francisco area to Indianapolis, Indiana. Management expects the Company to realize additional labor cost savings in fiscal year 2001 as the shift to Indianapolis is reflected in the financial statements for the entire period.

      Depreciation and Amortization. The increase of $2.1 million was primarily due to additional amortization of intangible assets resulting from the Reference Brands acquisition.

      Interest Expense. Net interest expense, which increased $5.8 million in 2000 is primarily the result of interest charges on the Company's $110.0 million syndicated revolving credit facility (the "Credit Facility"), which was acquired in July 1999 and had a weighted average balance of $95.3 million and $16.1 million during fiscal years 2000 and 1999, respectively.

      Provision for income taxes. Provision for income taxes remained at $9.3 million for fiscal years 2000 and 1999.

      Net Income. Net income of $12.1 million for the fiscal year 2000 decreased $0.7 million, or 5.4%, from net income for the fiscal year 1999 as a result of the reasons discussed above.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

      Net Revenue. Net revenue increased $38.3 million, or 27.0%, to $179.8 million for the fiscal year ended September 30, 1999 from $141.5 million for the fiscal year ended September 30, 1998. This increase was primarily the result of an increase in net revenues of $24.8 million, or 107%, for the Company's Consumer Group, which includes the For Dummies, CliffsNotes, and acquired Reference Brands; $10.7 million, or 9.5%, for the Technology Group; and $2.7 million in licensing and other revenues. Of the increase in the Consumer Group, $11.8 million was from the recently acquired Reference Brands. Of the Company's net revenue for the fiscal year ended September 30, 1999, $56.8 million was attributable to sales of titles (including new editions) first published during that period, as compared to $56.7 million for titles (including new editions) first published during the same period for 1998.

      Cost of Sales. Cost of sales increased $18.6 million, or 25.2%, to $92.6 million for the fiscal year 1999 from $74.0 million for the fiscal year 1998. Product costs, including paper, printing, and binding expenses, royalty expense and inventory obsolescence expense increased as a percentage of net revenue to 33.0% for the fiscal year 1999 from 32.2% for the fiscal year 1998 as a result of a small change in product mix. Product development costs, which are relatively fixed, decreased as a percentage of net revenue to 10.7% for the fiscal year 1999 from 12.1% for the fiscal year 1998, reflecting a commensurate increase in titles for 1999 and 1998. Fulfillment and distribution expense decreased as a percentage of net revenue to 7.8% for the fiscal year 1999 from 8.0% for the fiscal year 1998 as a result of efficiencies achieved in the Company's distribution facilities.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.9 million, or 25.3%, to $58.9 million for the fiscal year 1999 from $47.0 million for the fiscal year 1998. Approximately 70.5% or $8.4 million of this increase was attributable to increased selling and marketing expenses, including increases as a result of the implementation of a new retail marketing incentive program and expenses for other marketing programs where costs increase as net revenues increase. A significant portion of the increase was also attributable to a $3.5 million increase in general and administrative expenses. Selling, general and administrative expenses as a percentage of net revenue decreased to 32.8% for the fiscal year 1999 from 33.2% for the prior year. The Company's sales and marketing costs as a percentage of net revenue increased to 19.9% for the fiscal year 1999 from 19.3% for the fiscal year 1998.

      Depreciation and Amortization. The increase of $1.8 million was due to a larger average depreciable asset base and the amortization of intangible assets.

      Operating Income. Operating income increased $6.0 million, or 34.7%, to $23.1 million for the fiscal year 1999 from $17.1 million for the fiscal year 1998. Operating income increased as a percentage of net revenue to 12.8% for the fiscal year 1999 from 12.1% for the same period the prior year due to an increase in sales, and decreases in cost of sales and selling, general and administrative expense as percentages of net revenue, as described above.

      Income Before Provision for Income Taxes. Income before provision for income taxes increased $4.7 million, or 27.5%, to $22.0 million for the fiscal year 1999 from $17.3 million for the fiscal year 1998. Income before provision for income taxes remained consistent as a percentage of net revenue at 12.2% for both the 1999 and 1998 fiscal years due to an increase in sales, offset by similar net increases in costs of goods sold and selling, general, and administrative expenses, which were due primarily to the production, distribution, and marketing of titles acquired during the year. In addition, interest expense for 1999 on borrowings used to fund the acquisition of the Reference Brands reduced income before provision for income taxes.

      Net Income. Net income of $12.7 million for the fiscal year 1999 increased $2.5 million, or 25.1%, from net income of $10.2 million for the fiscal year 1998. This increase was primarily the result of a greater increase in sales, than the increase in costs of sales and selling, general, and administrative expenses, as described above.

Liquidity and Capital Resources

      As of September 30, 2000, the Company's total cash and cash equivalents was $928,811. In addition, the Company had available credit of $22.5 million on its Credit Facility as of September 30, 2000. Management believes that cash generated from operating performance will be sufficient to meet the liquidity requirements of the Company for the foreseeable future. The Company also has access to the public or private debt and equity markets to obtain additional capital, if necessary.

      As of September 30, 2000, the Company's working capital increased $12.0 million, which is primarily the result of $24.7 million increase in accounts receivable, partially offset by an $9.0 million increase in current liabilities, which includes $6 million increase in the current portion of long-term debt. The increase in accounts receivable is primarily due to the 1999 acquisition of the Reference Brands, which did not include receivables outstanding at the time of acquisition.

      Net cash used by the Company for investing activities was $1.7 million for the year ended September 30, 2000, which includes $13.8 million of capital expenditures (primarily leasehold improvements), $4.6 million for the acquisition of Old HMI, and other investments of $0.6 million, partially offset by $17.4 million from the sales of a portion of the assets included in the Reference Brands acquisition.

      The Company's net cash provided by financing activities was $7.5 million for the year ended September 30, 2000 as a result of net borrowings of $5.5 million and proceeds from the exercise of 172,755 stock options of $2.0 million.

Recently Issued Accounting Pronouncements

      See Note 2 of Notes to Consolidated Financial Statements, for a discussion of the impact of new accounting pronouncements.

Factors Affecting Future Operating Results

      Dependence on Microsoft Products and Competition with Microsoft Press. Sales of books devoted to the use of software products sold by Microsoft Corporation ("Microsoft"), including its Windows operating system, accounted for approximately one-sixth of the Company's net revenue in fiscal year 2000. As a result, future financial results will depend in part on continued consumer demand for Microsoft products. A decline in the use of Microsoft products would likely result in decreased demand for the Company's books and could adversely affect future financial results.

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

      Dependence on For Dummies Publications. The Company derives a material portion of its net revenue from the sale of the For Dummies brand of books. In addition, the Company has devoted substantial resources to the publication of these books and the development of the For Dummies brand name. As a result, any change in reader preferences leading to a decline in demand for the For Dummies books would likely have a material adverse effect on future financial results.

      Risks of New Product Introductions. Generally, as a particular book gets older, the Company sells fewer copies of that book. Consequently, the Company's future success depends on its ability to identify trends in the technology, business, and how-to markets and to offer new titles, as well as other products and services, that address the changing needs of the target audiences. To establish market acceptance of a new publication, the Company must dedicate significant resources to research and editorial development, production sales and marketing. The Company incurs significant costs in developing, publishing, and selling a new book, which often significantly precede meaningful revenues from its sale. Consequently, new publications can require significant time and investment to achieve profitability. Investors should note, however, that there can be no assurance that the Company's efforts to introduce new publications or other products or services will be successful or profitable.

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

      Fluctuations in Quarterly Results. The Company's operating expenses, which include product development costs and selling, general, and administrative expenses, are relatively fixed in the short term and are based on our long term revenue expectations. If the Company sells fewer books or otherwise has lower revenue than expected, the Company may not be able to quickly reduce its spending. Any shortfall in the Company's revenue would have a direct impact on its results of operations, and fluctuations in quarterly results could affect the market price of its common stock in a manner unrelated to the Company's long-term operating performance. The Company typically sells more books in quarters in which software manufacturers release new or updated versions of popular software products. Because a substantial portion of the Company's selling, general, and administrative expenses are incurred evenly throughout the year, the Company generally experiences relatively lower net profit during quarters not impacted by increases in net revenue.

      In addition, the Company typically publishes books relating to new trends and technologies. Accordingly, if general economic conditions worsen, people may defer spending on these new trends and technologies, which could reduce the number of books sold.

      Risks Associated with Product Distribution Channels; Risk of Product Returns. The Company sells its books primarily to large retail chains, large wholesalers, warehouse clubs, office superstores, and computer and electronics superstores throughout the world. In fiscal year 2000, the Company's two largest customers, Barnes & Noble, Inc. and Borders, Inc. accounted for approximately 16.7% and 13.7% of net revenue, respectively. The Company's future financial results depend in large part on its relationships with its customers. Any disruption in relationships with its customers could adversely affect financial performance.

      The Company's sales policy generally permits book customers to return any unsold or damaged books for full credit. The Company records as revenue all books sold to its customers in a particular quarter and, at the same time, records a provision for estimated returns. During fiscal year 2000, the Company recorded a provision for returns of approximately 22% of its gross sales, which approximates historical averages. That provision is reviewed on a quarterly basis and adjusted, when necessary. In the fourth quarter of fiscal year 2000, the Company revised certain assumptions in its estimate of the sales returns reserve, which had the effect of increasing net revenue by $5.0 million and net income $3.0 million. If, during any period, customers return more books than previously estimated, the Company's financial results in that period would be adversely affected.

      Risks Associated with On-Line Investments. As part of the Company's transformation to a continuous content company, it will continue to invest in its on-line infrastructure, web and content development, information technology, and the syndication, licensing, selling and marketing of its technology properties. These investments, as well as any future investments, will be accompanied by the risks commonly encountered in developing and maintaining its portfolio of information technology products.

      Competition. The Company faces competition directly from other book publishers and non-print media. Competition in publishing stems mainly from editorial quality, timely introduction of new titles, product positioning, pricing, and brand name recognition. In addition to the Company, Pearson Education, Inc., Microsoft Press, and McGraw-Hill all have a strong market presence in the United States and internationally in technology publishing. The principal competitors for the Company's business and how-to titles include Random House, Simon & Schuster, and HarperCollins. Each of these competitors has substantially greater financial resources than the Company.

      Non-print media, such as the Internet and CD-ROMs, may also present substantial competition. If computer users increase their reliance on instruction and other information disseminated on-line, the Company's business could be adversely affected.

      Control by IDG (Parent); Potential Conflicts of Interests; Benefits to IDG. The Parent owns approximately 75.6% of the outstanding common stock of the Company as of September 30, 2000. The Parent also has two representatives on the Company's Board of Directors and has enough votes to elect all members of the Board of Directors. As a result of its stock ownership, the parent is in a position, without the approval of the Company's public stockholders, to amend the Company's charter or approve a merger, sale of assets, or other major corporate transaction; defeat any non-negotiated takeover attempt that might otherwise benefit the public stockholders; determine the amount and timing of dividends paid to itself and to the Company's public stockholders; and otherwise control the Company's management and operations and the outcome of all matters submitted for a stockholder vote that could conflict with the interests of its public stockholders. In January 2000, the Parent announced its plan to purchase up to 500,000 shares of the Company's common stock from time to time at prevailing market rates. Through September 30, 2000, the Parent has purchased 445,200 shares in open market transactions, under such plan.

      Dependence on Key Personnel. The Company relies, and will continue to rely, on its senior executive officers and other key management personnel. If senior executives or key management leave the Company, the relationships that these people have with the Company's authors, customers, manufacturers, or investors could be lost, and the Company would need to find people who could develop new relationships. In addition, the Company expects that it will need to hire additional employees, including key management positions for on-line business development. We believe the competition for employees at all levels of the book publishing and on-line industries is intense and is increasing. If the Company does not succeed in attracting new employees or retaining and motivating current employees, the Company's business could suffer significantly.

      Risks Associated with Acquisitions. As part of the Company's growth strategy, it may buy or make significant investments in, complementary companies, publications or products. The Company has completed the acquisitions of Cliffs Notes, Inc. and the Reference Brands and recently completed the acquisition of Old HMI. These acquisitions, as well as any future acquisition, will be accompanied by the risks commonly encountered in making acquisitions of products, companies, and technologies.

      For example, the Company could have difficulty assimilating the personnel and operations of an acquired company. This could cause a disruption of its ongoing business, distraction of management and other resources, and difficulty in maintaining uniform standards, controls, and procedures. There can be no assurance that the Company would succeed in overcoming these risks or any other problems encountered in connection with any acquisitions it may make. In addition, the Company may be required to incur additional debt or issue equity to pay for any future acquisitions.

--------------------------------------------------------------------------------
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

Financial Market Risks

      The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into foreign currency forward contracts to manage and reduce the impact of changes in foreign currency exchange rates. In January 1999, the Company initiated hedging activities to mitigate the impact of changes in foreign exchange rates on its foreign subsidiaries accounts receivable and intercompany balances. The Company is using foreign currency forward exchange contracts as a vehicle for hedging these balances. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates and to make or receive an equivalent U.S. dollar payment equal to the value of such exchange. For these contracts that are designated and effective as hedges, realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured and terminated contracts) are included in other income and net discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are also accreted or amortized to other income, over the life of each contract, using the straight-line method. These gains and losses offset the gains and losses on the accounts receivable and intercompany balances, which are also included in other income. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign currency forward exchange contracts mature in three months or less. The estimated fair value of the contracts are immaterial due to their short-term nature.

      At September 30, 2000, substantially all the Company's cash equivalents were invested in overnight repurchase agreements. If market rates were to increase immediately by 5% from levels at September 30, 2000, the fair value of this investment portfolio would decline by an immaterial amount. The Company also receives certain payments from foreign distributors and licensees (principally in Canada, Europe and Asia) which are calculated based on foreign currency exchanges rates. The Company believes that a hypothetical 5% appreciation from September 30, 2000 in the U.S. dollar relative to such currencies would not have a material effect on net income or cash flows.

--------------------------------------------------------------------------------
Item 8: Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

      See Part IV, Item 14 of this Form 10-K.

--------------------------------------------------------------------------------
Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

      Not applicable.

                                    Part III

--------------------------------------------------------------------------------
Item 10: Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Executive Officers

                           Date Officer
Name               Age   Began Service (1)   Position
----               ---   -----------------   --------
John J. Kilcullen   41       July 1991       Chairman of the Board of Directors and Chief Executive Officer
William G. Barry    45      March 2000       President and Chief Operating Officer
John P. Ball        54      March 1998       Executive Vice President and Secretary
John M. Harris      40        May 2000       Senior Vice President and Chief Financial Officer

(1)   Represents the date such officer began serving in their current capacity.

      The information required by this item, with respect to directors and employment arrangements of executive officers, is incorporated herein by reference to the Company's definitive Proxy Statements for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "Executive Officers of the Registrant" in Part I thereof.

--------------------------------------------------------------------------------
Item 11: Executive Compensation
--------------------------------------------------------------------------------

      The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statements for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the captions "Executive Officer Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Part I thereof.

--------------------------------------------------------------------------------
Item 12: Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

      The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statements for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in Part I thereof.

--------------------------------------------------------------------------------
Item 13: Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

      The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statements for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "Relationship with IDG and Certain Transactions" in
Part I thereof.

                                     Part IV

--------------------------------------------------------------------------------
Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)(1) Financial Statements

       Independent Auditors' Report                                         21
       Consolidated Balance Sheets as of September 30, 2000 and 1999        22
       Consolidated Statements of Income for the years ended
         September 30, 2000, 1999 and 1998                                  23
       Consolidated Statements of Stockholders' Equity for the
         years ended September 30, 2000, 1999 and 1998                      24
       Consolidated Statements of Cash Flows for the years ended
         September 30, 2000, 1999 and 1998                                  25
       Notes to Consolidated Financial Statements                           26

   (2) Financial Statement Schedule.

       Report of Independent Public Accountants                             38
       Schedule II - Valuation and Qualifying Accounts                      39

   (3) Exhibits.

       The Exhibit Index attached hereto is hereby incorporated by
         reference to this Item.                                            40

(b) Reports on Form 8-K
       On August 25, 2000, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such form, regarding its acquisition of Hungry Minds, Inc. Such form was amended on October 24, 2000 to include the pro forma financial information required by Item 7 of such form.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hungry Minds, Inc.:

We have audited the accompanying consolidated balance sheets of Hungry Minds, Inc. (formerly IDG Books Worldwide, Inc.) and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hungry Minds, Inc. (formerly IDG Books Worldwide, Inc.) and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
San Jose, California
December 15, 2000

    HUNGRY MINDS, INC. AND SUBSIDIARIES (Formerly IDG Books Worldwide, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

ASSETS

                                                              September 30,
                                                        ------------------------
                                                          2000            1999
                                                        --------        --------
Current Assets:
 Cash and cash equivalents                              $    929        $  2,084
 Accounts receivable - net                                70,696          45,974
 Inventory - net                                          29,719          31,344
 Other current assets                                      2,465           4,092
 Deferred tax assets                                      22,102          21,334
                                                        --------        --------
  Total current assets                                   125,911         104,828

Royalty advances - net                                    16,229          12,110
Property and equipment - net                              15,969           6,032
Intangible assets - net                                   76,901          90,221
Other assets                                               5,418           3,280
                                                        --------        --------
  TOTAL                                                 $240,428        $216,471
                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                       $ 19,420        $  9,666
 Accrued liabilities                                      51,110          57,815
 Current portion of long-term debt                         6,000              --
                                                        --------        --------
  Total current liabilities                               76,530          67,481

Long-term debt                                            81,500          82,000
Deferred tax liability                                     4,747           4,950
                                                        --------        --------
  Total liabilities                                      162,777         154,431

Minority interest                                            127              95

Commitments and contingencies (see note 14)

Stockholders' Equity:
 Preferred stock, $.001 par value; authorized:
  5,000,000 shares; issued and outstanding: 0 shares          --              --

 Common stock, $.001 par value; authorized: 25,000,000
  Class A shares and 400,000 Class B shares; issued
  and outstanding: 14,752,656 and 14,278,825 Class A,
  and 0 and 200,000 Class B shares in 2000 and 1999,
  respectively                                               15              14

Additional paid-in-capital                                50,182          46,637
Retained earnings                                         27,337          15,284
Accumulated other comprehensive income                       (10)             10
                                                       ---------       ---------

  Total stockholders' equity                              77,524          61,945
                                                       ---------       ---------

  TOTAL                                                $ 240,428       $ 216,471
                                                       =========       =========

                 See notes to consolidated financial statements.

    HUNGRY MINDS, INC. AND SUBSIDIARIES (Formerly IDG Books Worldwide, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                  Years Ended September 30,
                                              ---------------------------------
                                                2000        1999        1998
                                              ---------   ---------   ---------

Revenue:
     Net sales                                $ 230,974   $ 172,181   $ 136,650
     Licensing and other revenues                12,349       7,595       4,875
                                              ---------   ---------   ---------
       Net revenue                              243,323     179,776     141,525

Operating costs and expenses:
     Cost of sales                              138,768      92,589      73,952
     Selling, general and administrative         68,999      58,919      47,037
     Depreciation and amortization                7,334       5,209       3,415
                                              ---------   ---------   ---------
       Total operating costs and expenses       215,101     156,717     124,404

Operating income                                 28,222      23,059      17,121
Interest expense (income), net                    6,855       1,050        (139)
                                              ---------   ---------   ---------

Income before provision for income taxes         21,367      22,009      17,260
Provision for income taxes                        9,314       9,272       7,077
                                              ---------   ---------   ---------

Net income                                    $  12,053   $  12,737   $  10,183
                                              =========   =========   =========

Net Income per Share:
     Basic                                    $    0.82   $    0.88   $    0.88
                                              =========   =========   =========

     Diluted                                  $    0.82   $    0.86   $    0.87
                                              =========   =========   =========

Shares Used in per Share Calculations:
     Basic net income                            14,663      14,395      11,633
                                              =========   =========   =========
     Diluted net income                          14,688      14,823      11,701
                                              =========   =========   =========

                 See notes to consolidated financial statements.

    HUNGRY MINDS, INC. AND SUBSIDIARIES (Formerly IDG Books Worldwide, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                             Accumulated
                                                                               other      Advances
                                   Common Stock      Additional              Comprehen-     Due
                             -----------------------  Paid-in     Retained      sive     To (From)
                               Shares     Dollars     Capital     Earnings     Income      Parent       Total
                             ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, September 30, 1997      11,100         $11          --     $30,764          --     ($4,332)    $26,443
   Net income                                                        10,183                              10,183
   Proceeds from sale of
     common stock, net of
     offering costs               3,180           3      44,029                                          44,032
   Dividend to parent                                               (38,400)                            (38,400)
   Changes in advances due
    to (from) parent                                                                          4,332       4,332
                                 ------      ------     -------     -------     -------    --------     -------

Balance, September 30, 1998      14,280          14      44,029       2,547          --          --      46,590
   Net income                                                        12,737                              12,737
   Translation adjustment                                                            10                      10
                                                                                                        -------

   Comprehensive income                                                                                  12,747

   Issuance of stock
     under ESOP                      98                   1,513                                           1,513
   Proceeds from ESPP
     purchases                       71                     743                                             743
   Proceeds from option
     exercises                       30                     352                                             352
                                 ------      ------     -------     -------     -------    --------     -------

Balance, September 30, 1999      14,479          14      46,637      15,284          10          --      61,945
   Net income                                                        12,053                              12,053
   Translation adjustment                                                           (20)                    (20)
                                                                                                        -------

   Comprehensive income                                                                                  12,033

   Issuance of stock
     under ESOP                      41                     566                                             566
   Proceeds from ESPP
     purchases                       60                     579                                             579
   Proceeds from option
     exercises                      173           1       2,040                                           2,041
   Issuance of warrants                                     360                                             360
                                 ------      ------     -------     -------     -------    --------     -------

Balance, September 30, 2000      14,753      $   15     $50,182     $27,337        ($10)   $     --     $77,524
                                 ======      ======     =======     =======     =======    ========     =======

                 See notes to consolidated financial statements.

    HUNGRY MINDS, INC. AND SUBSIDIARIES (Formerly IDG Books Worldwide, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended September 30,
                                                                -----------------------------------
                                                                  2000         1999         1998
                                                                ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net income                                                    $  12,053    $  12,737    $  10,183
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                  7,334        5,209        3,415
     Deferred income taxes                                           (971)      (1,346)      (3,284)
     Changes in operating assets and liabilities:
        Accounts receivable                                       (24,663)     (18,597)      (1,866)
        Receivable from parent                                         --        1,514       (1,514)
        Inventory                                                     660       (4,700)      (1,940)
        Royalty advances                                           (6,307)      (2,774)      (1,717)
        Other current assets                                        1,840       (1,779)        (897)
        Accounts payable                                            9,754        3,369        1,381
        Accrued liabilities                                        (6,715)      16,703        9,052
                                                                ---------    ---------    ---------
          Net cash provided by (used in) operating activities      (7,015)      10,336       12,813
                                                                ---------    ---------    ---------

Cash Flows from Investing Activities:
  Capital expenditures                                            (13,812)      (3,754)      (3,946)
  Sale of assets, net                                              17,388           --           --
  Other investments                                                  (617)      (1,856)          --
  Acquisitions, net of cash acquired                               (4,640)    (100,118)      (3,439)
                                                                ---------    ---------    ---------
          Net cash used by investing activities                    (1,681)    (105,728)      (7,385)
                                                                ---------    ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from initial public offering                                --           --       44,032
  Distribution to parent                                               --           --      (38,400)
  Payment of Cliffs Notes, Inc. line of credit                         --         (342)          --
  Proceeds from exercises of stock options                          2,041          352           --
  Paydowns on credit facility                                     (45,500)      (5,000)          --
  Proceeds from credit facility                                    51,000       87,000           --
  Advances due to parent -- net change                                 --           --        4,332
                                                                ---------    ---------    ---------
          Net cash provided by financing activities                 7,541       82,010        9,964
                                                                ---------    ---------    ---------

Increase (decrease) in cash and equivalents                        (1,155)     (13,382)      15,392
Cash and equivalents, beginning of year                             2,084       15,466           74
                                                                ---------    ---------    ---------

Cash and equivalents, end of year                               $     929    $   2,084    $  15,466
                                                                =========    =========    =========

Supplemental cash flow information:
  Cash paid for taxes                                           $   9,638    $   9,969    $  11,027
                                                                =========    =========    =========
  Cash paid for interest                                        $   5,270    $     367    $      --
                                                                =========    =========    =========

Non-cash investing and financing activities:
   Acquisitions (Note 3):
       Tangible assets                                          $   1,668    $  23,747    $   1,400
       Intangible assets                                            4,471       82,899        4,000
       Less cash paid                                              (4,640)    (100,118)      (3,439)
       Less warrants issued                                          (360)          --           --
                                                                ---------    ---------    ---------
       Liabilities assumed                                      $   1,139    $   6,528    $   1,961
                                                                =========    =========    =========

   Common stock issued to ESOP                                  $     566    $   1,513
                                                                =========    =========
   Payroll withheld to fund ESPP purchase                       $     579    $     743
                                                                =========    =========

                 See notes to consolidated financial statements.

    HUNGRY MINDS, INC. AND SUBSIDIARIES (Formerly IDG Books Worldwide, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Organization and Description of Business

Hungry Minds, Inc., a Massachusetts company, ("the Company") (formerly IDG Books Worldwide, Inc.) was founded in 1990 as a wholly-owned subsidiary (through intermediate companies) of International Data Group, Inc. ("Parent"). On March 24, 1998, the Company was reincorporated in Delaware. On July 31, 1998, the Company consummated its initial public offering (the "Offering") of 3,180,000 shares of Class A common stock at an offering price of $15.50 per share.

The Company is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer-based learning tools, Internet sites and Internet e-services. The Company publishes and markets under well-known brand names, including For Dummies(R), Visual(TM), Bible, CliffsNotes(TM), Frommer's(R), Betty Crocker's(R), Weight Watchers(R) and Webster's New World(TM).

Principles of Consolidation

The consolidated financial statements include the accounts of Hungry Minds, Inc. and its majority controlled subsidiaries (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the fiscal year 2000 presentation. The accompanying balance sheet as of September 30, 2000 reports a deferred tax liability of $4.7 million with a corresponding addition to goodwill to reflect the book/tax difference related to the carrying value of Cliffs Notes' intangible assets. The accompanying consolidated balance sheet as of September 30, 1999 has been reclassified to reflect each of these reclassifications.

2. Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the last Saturday of each September. Fiscal years 2000, 1999, and 1998 ended on September 30, 2000; September 25, 1999; and September 26, 1998, respectively. As a result, fiscal year 2000 consisted of 53 weeks, while fiscal years 1999 and 1998 each consisted of 52 weeks. For convenience, fiscal year-ends are denoted in the accompanying financial statements as September 30.

Revenue Recognition

Sales are recorded upon shipment of products, net of provisions for estimated returns and allowances, which are estimated based on historical experience by type of book. For each of the years ended September 30, 2000, 1999, and 1998, the provision for returns and allowances represented approximately 22% of gross sales, which approximates historical averages. Revenue from the licensing of titles, editorial content, and design are recognized as earned.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's customers consist principally of retail chain booksellers, wholesale distributors, office superstores, membership clubs, and computer/electronic superstores located primarily in the United States and Canada. Certain customers account for over 10% of sales (Note 12). The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated probable credit losses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include allowances for sales returns, doubtful accounts, inventory obsolescence, reserves for royalty advances, and recoverability of deferred tax assets. Actual results could differ from those estimates. During the fourth quarter of fiscal 2000, the Company revised certain assumptions in its estimate of the sales returns reserve, which had the effect of increasing pre-tax income by $5.0 million ($3.0 million after tax, or $.20 per diluted share).

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Royalty Advances

Royalty advances are recorded as cash is advanced to authors and are expensed as earned by authors or reserved when future recovery appears doubtful. Royalty advances are reported net of reserves of $14.4 million and $13.7 million at September 30, 2000 and 1999, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the remaining useful life of the related assets. The Company capitalizes internal-use software in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. Such costs are amortized over a useful life of five years.

Intangible Assets

Intangible assets represent trademarked brand names, goodwill, publishing rights and other intangible assets. Amortization is provided on a straight-line method over the estimated useful lives of these assets ranging from five to forty years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its long-lived assets on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related assets.

Income Taxes

The Company's taxable income was included in the Parent's consolidated tax returns through July 31, 1998. Subsequent to July 31, 1998, the Company has been required to file its own federal returns and most state returns. The Company may still be required, or may find it advantageous, to file consolidated state returns and other returns in certain states where combined or unitary tax returns are available. The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts, more likely than not, to be realized.

Net Income Per Share

Basic net income per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the years ended September 30, 2000 and 1999, respectively, approximately 25,025 and 428,000 shares, reflecting the dilutive effects of outstanding stock options, were included in computing diluted net income per share. See Note 11 for discussion of stock options.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable, and long-term debt approximates their estimated fair values.

Foreign Currencies

The Company's foreign subsidiaries use their local currency as their functional currency. The assets and liabilities of the subsidiaries are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the year. Translation adjustments are reported as a separate component of stockholders' equity.

      Beginning in fiscal year 1999, the Company entered into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk related to accounts receivable and intercompany transactions, which are denominated in foreign currencies. The net gains and losses from the foreign forward exchange contracts are included in net income. As of September 30, 2000, the Company had forward foreign contracts to sell 1.4 million Canadian dollars and 5.2 million Singapore dollars. As of September 30, 1999, the Company had forward foreign contracts to sell 3.3 million of Canadian dollars and 1.2 million of Singapore dollars. Forward foreign contracts generally have maturities of one to three months.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the Balance Sheet and measure these instruments at fair value. SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company adopted SFAS 133 on October 1, 2000. The impact of the Company's adoption of SFAS 133 on its financial position or results of operation was insignificant.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company is required to adopt SAB 101 in the first quarter of fiscal 2001 and does not expect the adoption of SAB 101 to have a material impact on future operating results.

3. Acquisitions and Divestitures

Hungry Minds

On August 10, 2000, the Company acquired substantially all of the net assets of Hungry Minds, Inc. ("Old HMI"), a privately-held e-learning company with proprietary online learning technology and online learning solutions for corporations, individuals and students. The acquisition price of approximately $5.0 million consisted of $3.3 million cash paid into escrow (to be released over a twenty-four month period assuming certain conditions, as stated in the Asset Purchase Agreement, are fulfilled, including valid assignment of rights to intangible property), a $0.9 million cash payment to an Old HMI creditor, a $0.4 million advance to Old HMI prior to closing, and a warrant valued at approximately $0.4 million. The warrant provides for the purchase of 62,992 shares of the Company's stock at $7.9375 per share, which expires in 2005, and becomes exercisable only if the Company's stock price reaches $24.9375. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired and liabilities assumed. Of the acquisition price, $4.5 million was allocated to goodwill, which is being amortized over six years. The Company funded the acquisition with $4.4 million in borrowings on the Credit Facility (see note 9). The purchase price allocation is preliminary and subject to revision upon receipt of final information.

Reference Brands

      In August 1999, the Company acquired a portfolio of book and online brands from the Macmillan General Reference Group (the Reference Brands) of Pearson Education, Inc. for $83.0 million, plus $0.5 million in transaction costs. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired and liabilities assumed. Of the acquisition cost, $67.3 million was allocated to intangible assets, including branded trademarks ($55.6 million), goodwill ($9.2 million), publishing rights ($2.2 million) and workforce ($0.3 million). Branded trademarks and goodwill are amortized on a straight-line basis over 40 years. Assumed liabilities included $2.0 million for the costs of a restructuring plan involving various settlements and contract terminations ($1.2 million) and estimated severance and relocation of personnel ($0.8 million). As of September 30, 2000, such amounts have been paid.

      During fiscal year 2000, the Company sold the Arco, J.K. Lasser and Chek-Chart businesses, which were purchased as part of the Reference Brands acquisition. The combined $18.0 million sale price was recorded as an adjustment to the purchase price of Reference Brands, with no gain or loss resulting from the sale.

Cliffs Notes

In December 1998, the Company purchased Cliffs Notes, Inc., a privately held publisher of popular study guides. The acquisition price included approximately $17.1 million in payments to Cliffs' shareholders, retirement of shareholder notes and bank debt, plus $0.5 million in transaction costs. The acquisition was accounted for as a purchase business combination and, accordingly, the acquisition cost has been allocated to the fair value of the assets acquired and liabilities assumed. Assumed liabilities included $1.4 million for the cost of a restructuring plan to relocate certain employees of Cliffs Notes, Inc. and terminate certain facility leases and other business contracts. As of September 30, 2000, such amounts have been paid. Of the acquisition cost, $15.4 million was allocated to branded trademarks and $5.0 million was allocated to goodwill with a forty year estimated useful life. In addition, a $5.0 million deferred tax liability was recorded for the income tax effect of temporary differences between the book basis and tax basis of branded trademarks.

      The operating results of Old HMI, the Reference Brands and Cliffs Notes, Inc. have been included in the accompanying consolidated financial statements from the respective dates of acquisition. The unaudited pro forma results below assume the acquisitions and divestitures occurred at the beginning of fiscal 1999. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved if the Old HMI, Reference Brands and Cliffs Notes, Inc. acquisitions had taken place on October 1, 1998.

                                                    Years Ended September 30,
                                                    -------------------------
                                                        2000        1999
                                                      --------    --------
      (in thousands, except per share amounts)
      Net revenue                                     $239,379    $222,056
      Net income                                         2,937       4,982
      Diluted net income per share                    $   0.20    $   0.34

      Also in December 1998, the Company made a $1.8 million investment to acquire a 49% interest in a Canadian publisher, CDG Books Canada, Inc., a newly formed company with Macmillan Canada (a division of Canada Publishing Company). The Company's investment is accounted for using the equity method. The Company's equity in the operating losses of CDG Books Canada, Inc. for the fiscal years 2000 and 1999 was $0.4 million and $0.3 million, respectively.

4. Accounts Receivable

      Accounts receivable consisted of the following (in thousands):

                                                            September 30,
                                                     --------------------------
                                                       2000              1999
                                                     ---------        ---------
Accounts receivable ...............................  $ 105,324        $  83,300
Allowance for doubtful accounts ...................     (5,396)          (5,330)
Allowance for sales returns .......................    (29,232)         (31,996)
                                                     ---------        ---------
      Accounts receivable - net ...................  $  70,696        $  45,974
                                                     =========        =========

5. Inventories

      Inventories consisted of the following (in thousands):

                                                           September 30,
                                                     --------------------------
                                                       2000              1999
                                                     --------          --------
Books (finished goods) ............................  $ 38,374          $ 40,167
Paper .............................................     4,380             5,364
                                                     --------          --------
      Total Inventory .............................    42,754            45,531
Reserve for obsolescence ..........................   (13,035)          (14,187)
                                                     --------          --------
      Inventory -- net ............................  $ 29,719          $ 31,344
                                                     ========          ========

6. Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                              September 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Computers and equipment ..............................   $ 16,222      $  8,854
Furniture and fixtures ...............................      3,889         1,272
Leasehold improvements ...............................      5,989         2,572
Internal use software ................................      4,457         3,858
                                                         --------      --------
      Total ..........................................     30,557        16,556
Less accumulated depreciation and amortization .......    (14,588)      (10,524)
                                                         --------      --------
      Property and equipment - net ...................   $ 15,969      $  6,032
                                                         ========      ========

7. Intangible Assets

   Intangible assets consisted of the following (in thousands):

                                                            September 30,
                                                     --------------------------
                                                       2000              1999
                                                     --------          --------
Branded trademarks ................................  $ 37,837          $ 55,581
Goodwill ..........................................    35,147            28,048
Publishing rights .................................     7,220             7,220
Other intangibles .................................     1,000             1,000
                                                     --------          --------
      Total .......................................    81,204            91,849
Less accumulated amortization .....................    (4,303)           (1,628)
                                                     --------          --------
      Intangible assets - net .....................  $ 76,901          $ 90,221
                                                     ========          ========

8. Accrued Liabilities

      Accrued liabilities consisted of the following (in thousands):

                                                               September 30,
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------
Accrued royalties ..................................       $16,707       $16,276
Accrued promotions .................................        10,088        14,068
Accrued compensation and benefits ..................         5,350         8,689
Accrued inventory and fulfillment ..................         9,989         8,086
Accrued income taxes ...............................         1,668         1,158
Other accrued liabilities ..........................         7,308         7,101
Accrued acquisition restructuring costs ............            --         2,437
                                                           -------       -------
      Accrued liabilities ..........................       $51,110       $57,815
                                                           =======       =======

9. Long-Term Debt

      The majority of the Company's debt is funded under a $110.0 million syndicated revolving credit facility dated July 1999 (the "Credit Facility"). The Credit Facility includes a $70.0 million term loan commitment and a $40.0 million revolving commitment. The term loan facility requires quarterly principal payments beginning December 2000 and continuing through July 2005 (the "Credit Facility Maturity Date"). The revolving commitment does not require payment until the Credit Facility Maturity Date. The Company's syndicated borrowings under the Credit Facility at September 30, 2000 and 1999 totaled $87.5 million and $82.0 million, respectively. The borrowings included $70.0 million of the term loan commitment in each year and $17.5 million and $12.0 million of the revolving commitment as of September 30, 2000 and 1999, respectively.

      Interest on the Company's borrowings is payable at a margin of between 0.875% and 1.625% over US dollar London Interbank Offered Rate ("LIBOR") and 0% to 0.375% over US Prime Rate, depending on the nature of the borrowing and the financial condition of the Company. The weighted average rate in effect at September 30, 2000 was 7.92%.

      Borrowings are secured by all material tangible and intangible domestic assets now owned or hereafter acquired, and are governed by certain financial covenants based on the results and financial position of the Company. As of September 30, 2000, the Company was in compliance with all such covenants.

      Scheduled maturities of the credit facility as of September 30, 2000 are as follows: fiscal 2001: $6 million; fiscal 2002: $11 million; fiscal 2003:
$13.5 million; fiscal 2004: $15.5 million; and, fiscal 2005: $41.5 million.

10. Income Taxes

      The provision for federal, state, and foreign taxes consisted of the following for the years ended September 30 (in thousands):

                                         2000            1999            1998
                                       --------        --------        --------
Current:
   Federal .....................       $  8,175        $  8,537        $  8,150
   State .......................          1,874           1,873           2,003
   Foreign .....................            236             208             208
                                       --------        --------        --------
   Total current ...............         10,285          10,618          10,361
                                       --------        --------        --------

Deferred:
   Federal .....................           (664)           (915)         (2,508)
   State .......................           (146)           (281)           (776)
   Foreign .....................           (161)           (150)             --
                                       --------        --------        --------
   Total deferred ..............           (971)         (1,346)         (3,284)
                                       --------        --------        --------
      Total ....................       $  9,314        $  9,272        $  7,077
                                       ========        ========        ========

      Federal and state income tax expense was allocated to the Company by the Parent through the advances due to (from) Parent account through July 1998. After July 1998, these tax expenses were recorded by the Company through its accrued liabilities account.

      Deferred tax assets consisted of the following at September 30 (in thousands):

                                                         2000            1999
                                                       --------        --------
Reserve for returns                                    $ 10,885        $ 11,177
Reserve for obsolescence                                  3,637           4,116
Loss accruals                                             5,609           3,294
Uniform capitalization                                    1,351           1,223
Other                                                       343           1,374
Foreign                                                     277             150
                                                       --------        --------
Deferred tax assets                                    $ 22,102        $ 21,334
Amortization of intangible assets                        (4,747)         (4,950)
                                                       --------        --------
Net deferred tax assets                                $ 17,355        $ 16,384
                                                       ========        ========

      The differences between the effective income tax rate and the statutory federal tax rate were as follows for the years ended September 30:

                                                         2000     1999     1998
                                                         ----     ----     ----
Statutory federal tax rate ..........................    35.0%    35.0%    35.0%
State taxes, net of federal tax benefit .............     5.2      4.4      4.6
Other ...............................................     3.3      2.7      1.4
                                                         ----     ----     ----
Effective tax rate ..................................    43.5%    42.1%    41.0%
                                                         ====     ====     ====

11. Stockholders' Equity

Common Stock

The Company is authorized to issue 25,000,000 shares of $.001 par value Class A common stock, 400,000 shares of $.001 par value Class B common stock and 5,000,000 shares of $.001 par value preferred stock. During fiscal 2000, all 200,000 outstanding shares of Class B common stock were converted by the Parent into an equal number of Class A common shares.

      Each outstanding share of Class A common stock is entitled to one vote. Holders of Class A common stock are entitled to receive dividends in such amounts as the Board of Directors may from time to time determine. Class A common stock is not convertible. The Parent has approximately 75.6% of the voting power of common stock as of September 30, 2000.

Common Stock Warrant

As part of the consideration paid for the acquisition of Old HMI, the Company issued a warrant to purchase 62,992 shares of common stock of the Company at $7.9375 per share. The warrant is fully vested, expires in 2005 and becomes exercisable only if the Company's common stock price reaches $24.9375.

Stock Option Plan

In 1998, the Company's Board of Directors approved the 1998 Stock Option Plan (the "Plan") under which 2,850,000 shares of common stock are reserved for issuance to employees, consultants, and directors. Under the plan, both incentive and nonstatutory stock options may be granted to purchase common stock at not less than the fair market value of the common stock at the date of grant. Options generally vest over four years and expire ten years after date of grant. During fiscal 1999, the Company granted options to purchase 714,800 shares of Class A common stock at exercise prices between $9.13 and $22.000 per share. During fiscal 2000, the Company granted options to purchase 1,202,600 shares of Class A common stock at exercise prices between $8.94 and $16.00 per share. As of September 30, 2000, options to purchase 460,359 shares were available for future grants.

Information relating to options granted, exercised and cancelled through September 30, 2000 is as follows:

                                                              Shares     Weighted
                                                              Under       Average
                                                              Option   Exercise Price
-------------------------------------------------------------------------------------
Balance, September 30, 1997                                         --    $   --
                                                            ==========    ======
 Granted (weighted average fair value of $3.16)              1,550,400     12.00
 Cancelled                                                     (72,600)    11.88
                                                            ----------    ------
Balance, September 30, 1998                                  1,477,800    $12.00
                                                            ==========    ======
 Granted (weighted average fair value of $11.80)               714,800     14.79
 Exercised                                                     (29,594)    11.88
 Cancelled                                                    (223,331)    12.40
                                                            ----------    ------
Balance, September 30, 1999                                  1,939,675    $12.98
                                                            ==========    ======
 Granted (weighted average fair value of $11.20)             1,202,600     13.98
 Exercised                                                    (172,755)    11.81
 Cancelled                                                    (782,228)    14.23
                                                            ----------    ------
Balance, September 30, 2000                                  2,187,292    $13.18
                                                            ==========    ======

      Additional information regarding options as of September 30, 2000 is as follows:

                                  Options Outstanding                      Options Exercisable
                       --------------------------------------------   -----------------------------
                                       Weighted
                                        Average
                                       Remaining       Weighted                        Weighted
    Range of              Number      Contractual       Average          Number         Average
Exercise Prices        Outstanding    Life (Years)   Exercise Price   Excercisable   Exercise Price
---------------        -----------    ------------   --------------   ------------   --------------

$8.938 - $12.00         1,252,498           8.0          $11.44          476,407        $11.84
$12.01 - $15.00           248,250           7.1           13.90          119,718        $13.88
$15.01 - $18.875          686,544           8.3          $16.09          105,408        $16.20
                        ---------        ------          ------        ---------        ------
                        2,187,292           8.0          $13.18          701,533        $12.84
                        =========        ======          ======        =========        ======

      At September 30, 1999, 447,780 options were exercisable at a weighted average exercise price of $12.15.

Employee Stock Ownership Plan

Prior to May 6, 1998, the Company's employees participated in the Parent's unleveraged ESOP ("ESOP-P"). As of May 6, 1998, the Company adopted a new ESOP ("Hungry Minds ESOP"). In connection therewith, the accounts of the Company employees, and the shares of common stock of the Parent attributable to such accounts, were transferred from ESOP-P to Hungry Minds ESOP. Such Parent common shares received by Hungry Minds ESOP were tendered on May 21, 1998 to the Parent in exchange for 394,251 shares of Company Class B common stock, based on an exchange ratio determined by an independent valuation firm of the relative fair value of one Company Class B common share to one Parent common share. The shares of Class B common stock owned by Hungry Minds ESOP were transferred to an affiliate of the Parent in exchange for 394,251 shares of Class A common stock in connection with the Company's initial public offering. Effective May 6, 1998, employees of the Company participate in the Hungry Minds ESOP and no longer participate in ESOP-P.

      On February 1, 1999, the Company adopted the Hungry Minds, Inc. 401(k), Profit Sharing, and Employee Stock Ownership Plan (the "KSOP"). The KSOP allows eligible employees to contribute up to 8% of their compensation into the 401(k), subject to annual limits. The Company matches a portion of the employee's 401(k) contributions and may, at its discretion, make additional profit sharing or employee stock ownership contributions based upon earnings. In December 1999 and 1998, the Company contributed 40,668 and 98,552 shares of Class A Common Stock to the Hungry Minds ESOP, respectively. Company contributions to the 401(k) and Profit Sharing Plan were approximately $1.1 and $1.8 million for fiscal years 2000 and 1999, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first day of the overlapping 24-month offering period or the last day of the six-month purchase period. Employees may authorize the Company to withhold up to 10% of their compensation during any six-month purchase period, subject to certain limitations. The ESPP is authorized to issue up to 400,000 shares. During fiscal year 2000, 1999 and 1998, 60,408; 70,679 and
0 shares were issued under the plan.

Stock Based Compensation

As permitted under Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and as discussed in Note 2, the Company uses the intrinsic value method specified by APB Opinion No. 25 to calculate compensation expense associated with issuing stock options. Accordingly, the Company has not recognized any compensation expense with respect to such awards, since the exercise price of the stock options awarded has been equal to the fair market value of the underlying security at the date of grant.

      SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as prescribed by SFAS
123. Under SFAS No. 123, the fair value of the stock-based awards to employees is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of options pricing models. The Company's stock option calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           2000    1999     1998
                                                           ----    ----     ----
      Dividend yield ...................................      0%      0%      0%
      Volatility .......................................     76%     85%     50%
      Risk-free interest rate ..........................   5.93%   5.94%   5.82%
      Expected life (in years from date of grant) ......      5       7       5

      The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income would have been approximately $10.1 million ($0.69 per diluted share); $11.0 million ($0.74 per diluted share) and $9.4 million ($0.80 per diluted share) for the years ended September 30, 2000, 1999 and 1998, respectively. However, because options vest over several years, the pro forma adjustments for the years ended September 30, 2000 and 1999 are not indicative of future period pro forma adjustments, assuming grants are made in those years, when the calculation will apply to all applicable stock options.

12. Segment, Geographic, and Major Customer Information

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments and related disclosures about geographic information and major customers.

      The Company has two general publishing groups: Consumer and Technology. The two segments share the same infrastructure and personnel, and are not managed as separate operating divisions. Management evaluates the performance of these segments at the revenue and gross profit level; the Company's reporting systems do not track or allocate expenses or fixed assets by segment.

      The Consumer Group includes brands targeted at the general consumer, including For Dummies and CliffsNotes and the recently acquired Reference Brands (Note 3). The Technology Group consists of brands targeted for computer users, from beginning through advanced level users, including information technology professionals and software developers. Net revenues and gross profit by segment is as follows (in thousands):

Net Sales:                                2000            1999            1998
                                        --------        --------        --------

Consumer Group                          $115,718        $ 47,998        $ 23,206
Technology Group                         115,256         124,183         113,444
                                        ----------------------------------------
    Total                               $230,974        $172,181        $136,650
                                        ========================================

Gross Profit:                             2000            1999            1998
                                        --------        --------        --------

Consumer Group                          $ 43,756        $ 22,191        $ 10,652
Technology Group                          48,450          57,414          52,073
                                        ----------------------------------------
    Total                               $ 92,206        $ 79,605        $ 62,725
                                        ========================================

      Net sales to customers by geographic region (based on the shipping location) were as follows for the years ended September 30 (in thousands):

                                        2000             1999             1998
                                      --------         --------         --------
United States ...............         $200,512         $142,886         $117,415
Canada ......................            8,416            9,376            7,409
Singapore ...................            7,574            4,048               --
United Kingdom ..............            4,618            7,838            7,026
Australia ...................            4,235            2,148               --
Other .......................            5,619            5,885            4,800
                                      --------         --------         --------
  Total .....................         $230,974         $172,181         $136,650
                                      --------         --------         --------

      The majority of the Company's long-lived assets are located in the United States; however, at September 30, 2000 and 1999, approximately $260,000 and $200,000, respectively, of property and equipment long-lived assets, net of accumulated depreciation, were located outside of the United States. At September 30, 1998, all of the Company's long-lived assets were located in the United States.

      Net sales to individual customers representing greater than 10% of the Company's net sales were as follows for the years ended September 30 (in thousands):

                                             2000           1999          1998
                                           -------        -------        -------
Barnes & Noble, Inc. ..............        $40,751        $24,704        $19,306
Borders, Inc. .....................         33,262         21,269         17,644

13. Related Party Transactions

      The Company pays a fee to the Parent for certain administrative services. These fees totaled $0.4 million in Fiscal 2000, $0.5 million in fiscal 1999, and $1.5 million in fiscal 1998. In addition, federal and state income tax expense was allocated to the Company by the Parent through the advances due to (from) Parent account through July 1998. After July 1998, these tax expenses were recorded by the Company through its accrued liabilities account. Neither party paid interest on intercompany balances, and, accordingly, no such interest income or expense has been recorded in the accompanying financial statements.

      For the years ended September 30, 2000 and 1999, the Company accrued $0.4 million and $1.8 million, respectively, for contributions to be made to the Hungry Minds ESOP. In December 1999 and 1998, the Company contributed 40,668 and 98,552 shares of Class A Common Stock to the plan, respectively.

      Net revenue from affiliated customers amounted to approximately $1.2 million, $1.6 million, and $1.3 million in fiscal years 2000, 1999, and 1998, respectively.

14. Commitments and Contingencies

Leases

      The Company leases equipment and facilities under operating leases which expire at various dates through May 2010. Total rental expense for operating leases amounted to approximately $7.3 million, $3.8 million and $3.2 million in 2000, 1999, and 1998, respectively. At September 30, 2000, the aggregate minimum rental commitments under noncancelable operating leases in excess of one year were as follows (in thousands):

          Years ending September 30,
          --------------------------
                    2001                             $ 5,941
                    2002                               5,853
                    2003                               5,231
                    2004                               4,765
                    2005                               4,630
                    Thereafter                        21,760
                                                     -------
                        Total                        $48,180
                                                     =======

      In addition, the Company has a contract, which expires in 2009, to outsource its distribution and fulfillment functions to retail and wholesale customers through one vendor in a single source facility in Virginia. The Company also has a contract with the same vendor for a portion of its printing, which expires in 2008. Billings on this contract are expected to account for less than one-fourth of the Company's printing costs.

      The Company is subject to various legal actions and claims which have arisen in the ordinary course of business. In the opinion of management and counsel, the ultimate resolution of such legal proceedings and claims will not have a material effect on the financial position or results of operations of the Company.

15. Quarterly Information (Unaudited)

The summarized quarterly financial data presented below for the Company's fiscal years ended September 30, 2000, 1999, and 1998 reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

                                     Fourth       Third      Second       First
                                   Quarter (2)   Quarter     Quarter     Quarter
                                   -----------   -------     -------     -------
  2000
Net revenue                          $65,799     $55,183     $64,532     $57,809
Net income                             1,544       2,554       4,572       3,383
Net income per share:
   Basic (1)                            0.10        0.17        0.31        0.23
   Diluted (1)                          0.10        0.17        0.31        0.23

  1999
Net revenue                          $56,303     $41,482     $44,686     $37,305
Net income                             2,375       2,631       4,551       3,180
Net income per share:
   Basic                                0.16        0.18        0.32        0.22
   Diluted                              0.16        0.17        0.31        0.22

  1998
Net revenue                          $35,317     $34,292     $38,945     $32,971
Net income                             1,371       1,942       4,335       2,535
Net income per share:
   Basic and diluted (1)                0.10        0.17        0.38        0.23

(1) Due to variances in earnings from quarter to quarter and the issuance of additional shares of common stock during the periods, the sum of quarterly earnings per share can vary from annual earnings per share.
(2) During the fourth quarter of fiscal 2000, the Company revised certain assumptions in its estimate of the sales returns reserve, which had the effect of increasing pre-tax income by $5.0 million ($3.0 million after tax, or $.20 per diluted share).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HUNGRY MINDS, INC.


Date: December 18, 2000                  By: /s/  John J. Kilcullen
                                             -----------------------------------
                                                  John J. Kilcullen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                              Date
        ---------                          -----                              ----

 /s/  John J. Kilcullen       Chairman of the Board of Directors,       December 18, 2000
------------------------          and Chief Executive Officer
   (John J. Kilcullen)

/s/  Patrick J. McGovern                  Director                      December 18, 2000
------------------------
  (Patrick J. McGovern)

  /s/  Kelly P. Conlin                    Director                      December 18, 2000
------------------------
    (Kelly P. Conlin)

  /s/  Julius A. Hoeft                    Director                      December 18, 2000
------------------------
    (Julius A. Hoeft)

                                          Director                      December 18, 2000
------------------------
    (Axel J. Leblois)

 /s/  Gregoire Sentilhes                  Director                      December 18, 2000
------------------------
   (Gregoire Sentilhes)

   /s/  John M. Harris              Senior Vice President               December 18, 2000
------------------------        and Chief Financial Officer
     (John M. Harris)

   /s/  Kevin J. Hoff      Assistant Vice President of Accounting       December 18, 2000
------------------------       (Principle Accounting Officer)
    (Kevin J. Hoff)

INDEPENDENT AUDITORS' REPORT

Hungry Minds, Inc.
New York, NY

We have audited the consolidated financial statements of Hungry Minds, Inc. (formerly IDG Books Worldwide, Inc.) and subsidiaries as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated December 15, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Hungry Minds, Inc. and subsidiaries listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

San Jose, California
December 15, 2000

                                                                     SCHEDULE II

             HUNGRY MINDS, INC. (Formerly IDG Books Worldwide, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended September 30, 2000, 1999 and 1998
                                 (in thousands)

                                                2000         1999        1998
                                              --------     --------    --------
Allowance for sales returns
      Balance at Beginning of Period          $ 31,996     $ 21,890    $ 17,833
      Addition Charged to Expense               63,854       49,185      38,372
      Net Deductions (Recoveries)               66,618       39,079      34,315
                                              --------     --------    --------
      Balance at End of Period                $ 29,232     $ 31,996    $ 21,890
                                              ========     ========    ========

Allowance for doubtful accounts
      Balance at Beginning of Period          $  5,330     $  4,555    $  3,465
      Addition Charged to Expense                1,044        1,152       1,225
      Net Deductions (Recoveries)                  440          377         135
      Reduction from Divestitures                 (538)          --          --
                                              --------     --------    --------
      Balance at End of Period                $  5,396     $  5,330    $  4,555
                                              ========     ========    ========

Reserve for inventory obsolescence
      Balance at Beginning of Period          $ 14,187     $ 14,378    $ 11,934
      Addition Charged to Expense               14,379        9,345       8,093
      Net Deductions (Recoveries)               15,531        9,536       5,649
                                              --------     --------    --------
      Balance at End of Period                $ 13,035     $ 14,187    $ 14,378
                                              ========     ========    ========

Reserve for royalty advances
      Balance at Beginning of Period          $ 13,657     $  3,262    $  1,999
      Addition Charged to Expense                  763          800         800
      Other (1)                                     --        9,595          --
      Net Deductions (Recoveries)                   --           --        (463)
                                              --------     --------    --------
      Balance at End of Period                $ 14,420     $ 13,657    $  3,262
                                              ========     ========    ========

      (1)   Reserve assigned to gross advances acquired from the Reference
            Brands.

      The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

    Exhibit
     Number     Exhibit Title
     ------     ----------------------------------------------------------------

     2.1(a)     Cliffs Notes, Inc. Share Purchase Agreement.
     2.2(b)     Stock Purchase Agreement dated June 29, 1999 between Pearson
                Education, Inc. and IDG Books Worldwide, Inc.
     2.3(c)     Asset Purchase Agreement dated August 10, 2000 by and among the
                Company, Hungry Minds, Inc and the Shareholders of Hungry Minds,
                Inc.
     3.1(d)     Amended and Restated Certificate of Incorporation of the
                Registrant
     3.2(d)     Bylaws of the Registrant
     4.1(d)     Form of Registrant's Class A common stock certificate
    10.1(d)     Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
    10.2(e)     1998 Stock Plan, as amended, and forms of related agreements.
    10.3(d)     1998 Employee Stock Purchase Plan.
    10.4(d)     Form of Employment Agreement between the Registrant and John J.
                Kilcullen dated as of July 1, 1998.
    10.5(f)     Credit Agreement among IDG Books Worldwide, Inc., as borrower, and a group of lending banks, dated July 30, 1999.
    10.6(d)     Compensation Agreement between the Registrant and John P. Ball dated as of July 1, 1998.
    10.7        Amendment to Compensation Agreement between the Registrant and
                John P. Ball, effective March 1, 2000.
    10.8        Reserved.
    10.9(d)     Corporate Services Agreement between the Registrant and IDG dated as of June 1, 1998.
    10.10(d)    Registration Rights Agreement between the Registrant and IDG
                Enterprises, Inc. dated as of June 1, 1998.
    10.11(d)    Trademark License Agreement between the Registrant and IDG dated
                June 1, 1998.
    10.12(d)    Non-competition Agreement between the Registrant and IDG dated as of June 1, 1998.
    10.13(d)    Tax Allocation Agreement between the Registrant and IDG dated as of June 1, 1998.
    10.14(d)    Restated Share Exchange Agreement between the Registrant, IDG
                Enterprises, Inc. and State Street Bank and Trust Company dated
                May 21, 1998.
    10.15(a)    Employee Stock Ownership Plan of Registrant effective as of
                October 1, 1997.
    10.16(a)    Office Lease between Crosspoint Seven, LLC "Landlord" and IDG
                Books Worldwide, Inc. "Tenant".
    10.17       Compensation Agreement between the Registrant and John Harris dated as of May 1, 2000.
    10.18       Compensation Agreement between the Registrant and Bill Barry dated as of May 1, 2000.
    23.1        Independent Auditors' Consent.
    27.1        Financial Data Schedule.
-------------------------------

(a) Incorporated by reference from the Registrant's report on Form 10-K, (File No. 000-24617) filed with the Securities and Exchange Commission on December 28, 1998.
(b) Incorporated by reference from the Registrant's report on Form 8-K, (File No. 000-24617) filed with the Securities and Exchange Commission on August 17, 1999.
(c) Incorporated by reference from the Registrant's Report on Form 8-K (File No. 000-24617), filed with the Securities and Exchange Commission on August 25, 2000, as amended on October 24, 2000.
(d) Incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 333-53433) declared effective on July 27, 1998.
(e) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-67977), filed November 25, 1998.
(f) Incorporated by reference from the Registrant's report on Form 10-Q (File No. 000-24617), filed with the Securities and Exchange Commission on August 10, 1999.