Form 10-Q
period 2000-12-30
HUNGRY MINDS INC /DE/
filed 2001-02-14
CIK 1061763

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON FEBRUARY 14, 2001 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-24617

HUNGRY MINDS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	04-3078409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

909 Third Avenue
New York, New York    10022
(Address of Principal Executive Offices including Zip Code)

(212) 884-5000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares outstanding of the issuer's Common Stock as of February 12, 2001 was 14,752,656. This quarterly report on Form 10-Q contains a total of 14 pages, of which this page is page 1.

HUNGRY MINDS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

HUNGRY MINDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                     December 31,September 30,
                                                          2000        2000
                                                     ---------   ---------
                           ASSETS                     (unaudited)
Current Assets:
   Cash and equivalents............................ $   5,259   $     929
   Accounts receivable - net.......................    65,694      70,696
   Inventory - net.................................    31,765      29,719
   Other current assets............................     4,150       2,465
   Deferred tax assets.............................    22,049      22,102
                                                     ---------   ---------
           Total current assets....................   128,917     125,911
Royalty advances - net.............................    17,331      16,229
Property and equipment - net.......................    15,555      15,969
Intangible assets - net ...........................    75,614      76,901
Other assets ......................................     6,528       5,418
                                                     ---------   ---------
           TOTAL................................... $ 243,945   $ 240,428
                                                     =========   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable................................ $  14,283   $  19,420
   Accrued liabilities.............................    50,247      51,110
   Current portion of long-term debt...............     6,000       6,000
                                                     ---------   ---------
           Total current liabilities...............    70,530      76,530

Long-term debt.....................................    92,500      81,500
Deferred tax liability ............................     4,747       4,747
                                                     ---------   ---------
             Total liabilities.....................   167,777     162,777

Minority interest..................................       119         127

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized:
     5,000,000 shares; issued and outstanding: 0
     shares........................................          --          --
   Common stock, $.001 par value; authorized:
     25,000,000 Class A shares and 400,000
     Class B shares; issued and outstanding:
     14,752,656 Class A shares at
     December 31, 2000 and September 30, 2000,
     and 0 Class B shares..........................        15          15
   Additional paid-in-capital......................    50,182      50,182
   Retained earnings...............................    25,860      27,337
   Accumulated other comprehensive loss ...........        (8)        (10)
                                                     ---------   ---------
             Total stockholders' equity............    76,049      77,524
                                                     ---------   ---------
             TOTAL................................. $ 243,945   $ 240,428
                                                     =========   =========

See notes to unaudited condensed consolidated financial statements

HUNGRY MINDS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts) (unaudited)

                                                              Three Months Ended
                                                                 December 31,
                                                              --------------------
                                                                2000       1999
                                                              ---------  ---------
Revenue:
   Net sales ............................................... $  48,850  $  53,773
   Licensing and other revenues ............................     2,402      4,036
                                                              ---------  ---------
      Net revenue ..........................................    51,252     57,809
                                                              ---------  ---------
Operating costs and expenses:
   Cost of sales ...........................................    32,556     33,420
   Selling, general and administrative .....................    17,003     15,553
   Depreciation and amortization ...........................     2,422      1,314
                                                              ---------  ---------
      Total operating costs and expenses ...................    51,981     50,287
                                                              ---------  ---------
Operating income (loss) ....................................      (729)     7,522
   Interest expense, net ...................................     1,886      1,689
                                                              ---------  ---------
Income (loss) before provision (benefit) for income taxes ..    (2,615)     5,833
   Provision (benefit) for income taxes ....................    (1,138)     2,450
                                                              ---------  ---------
Net income (loss) .......................................... $  (1,477) $   3,383
                                                              =========  =========

Net income (loss) per share:
   Basic ................................................... $   (0.10) $    0.23
                                                              =========  =========
   Diluted ................................................. $   (0.10) $    0.23
                                                              =========  =========
Shares used in per share calculations:
   Basic ...................................................    14,753     14,512
                                                              =========  =========
   Diluted .................................................    14,753     14,841
                                                              =========  =========

See notes to unaudited condensed consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                               Three Months Ended
                                                                  December 31,
                                                              ---------- ---------
                                                                 2000       1999
                                                              ---------  ---------
Cash Flows from Operating Activities:
 Net Income (Loss) ......................................... $  (1,477) $   3,383
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
   Depreciation and amortization ...........................     2,422      1,314
   Deferred income taxes....................................        53       (940)
   Changes in operating assets and liabilities
    (net of effects of dispositions in 1999):
     Accounts receivable ...................................     5,002    (18,535)
     Inventory .............................................    (2,046)     5,402
     Other current assets ..................................    (1,685)      (636)
     Royalty advances ......................................    (1,102)      (795)
     Accounts payable ......................................    (5,137)      (891)
     Accrued liabilities ...................................      (863)    (1,765)
                                                              ---------  ---------
       Net cash used by operating activities ...............    (4,833)   (13,463)
                                                              ---------  ---------
Cash Flows from Investing Activities:
 Capital expenditures ......................................    (1,404)    (2,168)
 Divestitures ..............................................        --     11,819
 Other investments .........................................      (433)       120
                                                              ---------  ---------
       Net cash provided (used) by investing activities ....    (1,837)     9,771
                                                              ---------  ---------
Cash Flows from Financing Activities:
 Advances on the credit facility ...........................    13,000     13,000
 Payments on indebtedness ..................................    (2,000)   (12,000)
 Proceeds from exercises of stock options ..................        --      1,344
                                                              ---------  ---------
       Net cash provided by financing activities ...........    11,000      2,344
                                                              ---------  ---------
Net change in cash and equivalents .........................     4,330     (1,348)
Cash and equivalents, beginning of period ..................       929      2,084
                                                              ---------  ---------
Cash and equivalents, end of period ........................ $   5,259  $     736
                                                              =========  =========
Supplemental Cash Flow Information:
 Cash paid for income taxes                                  $   2,131  $   4,572
                                                              =========  =========
 Cash paid for interest                                      $   3,184  $   1,685
                                                              =========  =========
Noncash Financing Activity:
 Issuance of Class A common stock under the ESOP plan .......$      --  $     566
                                                              =========  =========
 Payroll withheld to fund ESPP purchase .....................$      95  $     150
                                                              =========  =========

See notes to consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 31, 2000 and 1999 and as of
December 31, 2000 and September 30, 2000

  Basis of Presentation

  The accompanying interim consolidated financial statements for the three months ended December 31, 2000 and 1999, and as of December 31, 2000 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim consolidated financial statements. Certain information or footnote disclosure normally included in annual consolidated financial statements prepared in accordance with GAAP has been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of the operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 2000, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

  Organization and Description of Business- Hungry Minds, Inc., a Delaware company, ("the Company") (formerly IDG Books Worldwide, Inc.) was founded in 1990 as a wholly-owned subsidiary (through intermediate companies) of International Data Group, Inc. ("Parent").

  The Company is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer-based learning tools, Internet sites and Internet e-services. The Company publishes and markets under well-known brand names, including For Dummies®, Visual™, Frommer's®, Bible, CliffsNotes™, Betty Crocker's®, Howell Book House™, Webster's New World™ and Weight Watchers®.

  Principles of Consolidation- The consolidated financial statements include the accounts of Hungry Minds, Inc. and its majority controlled subsidiaries (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated.

  Reclassifications-Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the fiscal year 2001 presentation.

  Significant Accounting Policies

  Fiscal Year-The Company's fiscal year ends on the last Saturday of each September. Similarly, the Company's fiscal quarters generally consist of thirteen-weeks. For convenience, the quarterly periods ended December 30, 2000 and December 25, 1999 are referred to throughout this document as the three months ended December 31, 2000 and 1999, respectively.

  Intangible Assets- Intangible assets represent trademarked brand names, goodwill, publishing rights and other intangible assets. Amortization is provided on a straight-line method over the estimated useful lives of these assets ranging from five to forty years.

  Net Income(Loss) Per Share-Basic net income (loss) per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the three months ended December 31, 2000 and 1999, respectively, 0 and 328,510 shares, reflecting the dilutive effects of stock options, were included in computing diluted net income (loss) per share. Stock options outstanding during the three months ended December 31, 2000 were antidilutive.

  Comprehensive Income (Loss) - Comprehensive income (loss) for the three months ended December 31, 2000 and 1999 was ($1.5 million) and $3.4 million, respectively.

  New Accounting Pronouncements - On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. The impact of the Company's adoption of SFAS 133 on its financial position or results of operations was insignificant.

  On October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The impact of the Company's adoption of SAB 101 on its financial position or results of operations was insignificant.

  Accounts Receivable

  Accounts receivable consisted of the following (in thousands):

                                                December 31,  September 30,
                                                   2000        2000
                                              -----------   -----------
                                              (unaudited)

Accounts receivable ........................ $    99,191   $   105,324
Allowance for doubtful accounts ............      (5,470)       (5,396)
Allowance for sales returns ................     (28,027)      (29,232)
                                              -----------   -----------
    Net accounts receivable ................ $    65,694   $    70,696
                                              ===========   ===========

  Inventories

  Inventories consisted of the following (in thousands):

                                              December 31,  September 30,
                                                 2000          2000
                                              -----------   -----------
                                              (unaudited)

Books (finished goods) ..................... $    37,041   $    38,374
Paper ......................................       6,181         4,380
                                              -----------   -----------
    Total inventory.........................      43,222        42,754
Reserve for obsolescence ...................     (11,457)      (13,035)
                                              -----------   -----------
    Net inventory .......................... $    31,765   $    29,719
                                              ===========   ===========
  Intangible Assets

  Intangible assets consisted of the following (in thousands):

                                              December 31,  September 30,
                                                 2000          2000
                                              -----------   -----------
                                              (unaudited)

Branded trademarks.......................... $    37,837   $    37,837
Goodwill ...................................      34,609        35,147
Publishing rights ..........................       7,220         7,220
Other intangible assets ....................       1,000         1,000
                                              -----------   -----------
    Total intangible assets ................      80,666        81,204
Less: accumulated amortization .............      (5,052)       (4,303)
                                              -----------   -----------
    Net intangible assets .................. $    75,614   $    76,901
                                              ===========   ===========
  Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):

                                              December 31,  September 30,
                                                   2000        2000
                                              -----------   -----------
                                              (unaudited)

Accrued royalties .......................... $    17,463   $    16,707
Accrued promotions .........................      10,303        10,088
Accrued compensation and benefits ..........       5,115         5,350
Accrued inventory and fulfillment ..........      11,003         9,989
Accrued income taxes .......................           0         1,668
Other accrued liabilities ..................       6,363         7,308
                                              -----------   -----------
      Total accrued liabilities ............ $    50,247   $    51,110
                                              ===========   ===========

  Indebtedness

  The Company's debt is funded under a $110.0 million syndicated revolving credit facility dated July 1999 (the "Credit Facility"). The Credit Facility includes a $70.0 million term loan commitment and a $40.0 million revolving commitment. The term loan facility requires quarterly principal payments beginning December 31, 2000 and continuing through July 2005 (the "Credit Facility Maturity Date"). The revolving commitment does not require payment until the Credit Facility Maturity Date. The Company's syndicated borrowings under the Credit Facility at December 31, 2000 and September 30, 2000 totaled $98.5 million and $87.5 million, respectively.

  The Company has recently advised its lenders under the Credit Facility (the "Lenders") that, primarily as a result of the matters described under "Restructuring" and the revenue declines and expense increases described under "Results of Operations" in the "Mangement's Discussion and Analysis,", it did not meet certain financial ratio covenants contained in the Credit Facility. The Lenders have waived the requirement to meet these covenants and are currently working with the Company to amend the Credit Facility to provide less restrictive financial covenants. The Lenders have indicated that they intend to work with the Company to make appropriate changes to the Credit Facility, but there can be no assurance as to when or whether an amendment containing satisfactory terms will be reached. In connection with these events, the Parent will provide a revolving credit facility in the amount of $9.5 million. Additionally, the Lenders have reduced the availability under the Credit Facility by $9.5 million. The Company believes that the amounts available under the Parent's facility, together with its cash from operations will provide it with sufficient resources to meet its needs for the foreseeable future.

  Segment Information

  The Company has two general publishing groups: Consumer and Technology. The two segments share the same infrastructure and personnel, and are not managed as separate operating divisions. Management evaluates the performance of these segments at the revenue and gross profit level; the Company's reporting systems do not track or allocate expenses or fixed assets by segment.

  The Consumer Group includes brands targeted at the general consumer, including For Dummies, Frommer's, CliffsNotes, Betty Crocker's, Howell Book House, Webster's New World, Weight Watchers and many others. The Technology Group consists of brands targeted for computer users, from beginning through advanced level users, including information technology professionals and software developers. Such brands also include For Dummies and CliffsNotes as well as Visual, Bible, Secrets® and many others. Net sales by segment is as follows (in thousands):

                                                  Three Months Ended
                                                    December 31,
                                              -------------------------
                                                 2000          1999
                                              -----------   -----------
                                                     (unaudited)

  Technology group ......................... $    24,161   $    27,781
  Consumer group ...........................      24,689        25,992
                                              -----------   -----------
     Total Net Revenue ..................... $    48,850   $    53,773
                                              ===========   ===========

  The gross profit for the Technology group and the Consumer group, respectively, was $8.8 million and $7.5 million for the first quarter of fiscal year 2001; and $10.2 million each for the first quarter of fiscal year 2000.

  Restructuring and Asset Write Down

On January 24, 2001, the Company announced a restructuring plan that includes the closing of three of its offices and a reduction in workforce of approximately 130 employees from a total workforce of approximately 700 employees. The move was primarily the result of a continued reduction in sales and the decision to significantly scale back the Company's internet operations to concentrate on its most heavily trafficked and leading revenue-generating internet brands, such as Frommers.com. Management expects to realize a net savings from these actions of approximately $10 million in the 2001 fiscal year, net of estimated restructuring charges, with annual savings of approximately $16 million. Anticipated costs associated with the restructuring are expected to include severance pay, relocation costs, costs to train new employees and rent or lease termination costs on unused office space. The majority of such costs will be incurred during the remainder of the current fiscal year.

Also during the second fiscal quarter of 2001, the Company plans to write down certain assets in connection with its August 2000 acquisition of the e-learning company Hungry Minds, Inc (the "Hungry Minds Acquisition"). As part of the aforementioned restructuring, the majority of the acquired operations are being shut down. The total write down has not yet been determined, but is expected to be less than $4.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward- looking statements. Potential risks and uncertainties include, among others, those set forth under "Overview", "Results of Operations" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis. Readers should carefully review the risk factors described in the Company's 2000 Annual Report on Form 10-K. The following discussion should also be read in conjunction with the Company's unaudited financial statements and related notes included in this quarterly report on Form 10-Q.

Overview

Hungry Minds, Inc. is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer- based learning tools, Internet sites and Internet e-services. The Company publishes and markets under well-known brand names, including For Dummies® , Visual™, Frommer's® , Bible, CliffsNotes™, Betty Crocker's® , Howell Book House™, Webster's New World™ and Weight Watchers® . These books have created widespread recognition of the Company's brands by consumers, enabling the Company to successfully publish across a variety of categories in technology, business, and general how-to. The Company's portfolio of brand names comprises more than 3,000 active titles. The Company has over 150 million books in print and has translated its books into 39 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth, and personal enrichment.

The Company's sales are divided into two major categories: the Technology Group and the Consumer Group. The Consumer Group includes brands targeted at the general consumer, including For Dummies, Frommer's, CliffsNotes, Betty Crocker's, Howell Book House, Webster's New World, Weight Watchers and many others. The Technology Group consists of brands targeted for computer users, from beginning through advanced level users, including information technology professionals and software developers. Such brands also include For Dummies and CliffsNotes as well as Visual, Bible, Secrets® and many others. The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs, and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the three months ended December 31, 2000, the Company's top two customers accounted for approximately 40% of the Company's net revenue as compared to 30% in 1999. The Company's top ten customers accounted for approximately 64% of the Company's three-month net revenue in 2000 as compared to 68% in 1999.

Restructuring

On January 24, 2001, the Company announced a restructuring plan that includes the closing of three of its offices and a reduction in workforce of approximately 130 employees from a total workforce of approximately 700 employees. The move was primarily the result of a continued reduction in sales and the decision to significantly scale back the Company's internet operations to concentrate on its most heavily trafficked and leading revenue-generating internet brands, such as Frommers.com. Management expects to realize a net savings from these actions of approximately $10 million in the 2001 fiscal year, net of estimated restructuring charges, with annual savings of approximately $16 million. Anticipated costs associated with the restructuring are expected to include severance pay, relocation costs, costs to train new employees and rent or lease termination costs on unused office space. The majority of such costs will be incurred during the remainder of the current fiscal year.

Asset Write Down

Also during the second fiscal quarter of 2001, the Company plans to write down certain assets in connection the Hungry Minds Acquisition. As part of the aforementioned restructuring, the majority of the acquired operations are being shut down. The total write down has not yet been determined, but is expected to be less than $4.5 million.

Results of Operations

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                                              Three Months Ended
                                                                 December 31,
                                                              --------------------
                                                                2000       1999
                                                              ---------  ---------
CONDENSED CONSOLIDATED STATEMENT
   OF INCOME DATA:
Net Revenue:
Technology group ...........................................      47.1%      48.0%
Consumer group .............................................      48.2%      45.0%
Licensing and other revenues ...............................       4.7%       7.0%
                                                              ---------  ---------
Total Net Revenue ..........................................     100.0%     100.0%
                                                              =========  =========

Cost of sales ..............................................      63.5%      57.8%
Selling, general and administrative ........................      33.2%      26.9%
Depreciation and amortization ..............................       4.7%       2.3%
                                                              ---------  ---------
Operating income (loss) ....................................      -1.4%      13.0%
   Interest expense - net ..................................       3.7%       2.9%
                                                              ---------  ---------
Income (loss) before provision for income taxes ............      -5.1%      10.1%
                                                              ---------  ---------
Net income (loss) ..........................................      -2.9%       5.9%
                                                              =========  =========

Other Data:
EBITDA(1) ..................................................       3.4%      15.3%
                                                              =========  =========
    "EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three months ended December 31, 2000 and 1999 was $1.7 million and $8.8 million, respectively.

  Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

  Net Revenue. Net revenue decreased $6.6 million, or 11.3%, to $51.3 million for the three months ended December 31, 2000 from $57.8 million for the three months ended December 31, 1999. This decrease was the result of a decrease in net revenues of $3.6 million for the Company's Technology Group, a $1.6 million decrease in licensing and other revenues and a $1.3 million decrease in Consumer Group net revenues. The decrease in the Technology Group sales was primarily a result of a decline in net sales of For Dummies technology titles of approximately $2.9 million. Of the decrease in net sales, $4.6 million relates to domestic revenues, while only $0.3 million relates to international revenues. Of the Company's net revenue for the three months ended December 31, 2000, $12.1 million was attributable to sales of titles (including new editions) first published during that period, as compared to $7.7 million during the same period for 1999.

  Operating Costs and Expenses. While net revenues decreased $6.6 million, operating costs and expenses increased $1.7 million or 3.4% for the three months ended December 31, 2000 as compared to the same period in 1999. As a percentage of net revenues, this increase was 14.4%, which is primarily the result of three components: (i) cost of goods sold increased approximately 6.3%, (ii) wages and benefits increased approximately 6.7% and (iii) depreciation and amortization increased approximately 2.5%. The increase in cost of goods sold as a percentage of net revenues is primarily due to increased paper costs (2.9%) and royalties (2.7%). To address these increases management is implementing an overall price increase to match increases in the Company's operating costs and maintain favorable profit margins. Although such increases could negatively impact demand, management believes the ultimate impact will be favorable. In addition, on certain titles management believes brand recognition is a stronger selling factor than the specific author. In these instances, the Company intends to hire authors on a freelance basis, rather than paying authors on a royalty basis over the life of the book. The increase in wages and benefits as a percentage of net revenues is primarily the result of a larger workforce due to the Hungry Minds Acquisition and the decline in net revenues. This increase is expected to decline as a result of the restructuring described above. The increase in depreciation and amortization is primarily the result of leasehold improvements made to new office space leased in fiscal 2000.

  Interest Expense. Interest expense increased $0.2 million or 11.7% primarily from the first fiscal quarter of 2001 as compared to that of 2000, primarily due to an $8.3 million increase in the average outstanding indebtedness in the periods.

  Provision (Benefit) for Income Taxes. The $3.6 million decrease in the income tax provision to a $1.1 million benefit in the first fiscal quarter of 2001 is primarily the result of the $8.4 million decrease in income (loss) before taxes.

  Net Income. The net loss of $1.5 million for the three months ended December 31, 2000 represented a decrease of $4.9 million from net income of $3.4 million for the three months ended December 31, 1999, primarily resulting from the reasons discussed above.

  Liquidity and Capital Resources

  As of December 31, 2000, the Company's total cash and cash equivalents was $5.3 million. The Company has recently advised its Lenders that, primarily as a result of the matters described under "Restructuring" and the revenue declines and expense increases described under "Results of Operations," it did not meet certain financial ratio covenants contained in the Credit Facility. The Lenders have waived the requirement to meet these covenants and are currently working with the Company to amend the Credit Facility to provide less restrictive financial covenants. The Lenders have indicated that they intend to work with the Company to make appropriate changes to the Credit Facility, but there can be no assurance as to when or whether an amendment containing satisfactory terms will be reached. In connection with these events, the Parent will provide a revolving credit facility in the amount of $9.5 million. Additionally, the Lenders have reduced the availability under the Credit Facility by $9.5 million. The Company believes that the amounts available under the Parent's facility, together with its cash from operations will provide it with sufficient resources to meet its needs for the foreseeable future.

  From September 30, 2000 to December 31, 2000, the Company's working capital increased $9.0 million. This was primarily the result of a $5.1 million decrease in accounts payable, a $4.3 million increase in cash and cash equivalents and a $2.0 million increase in net inventory, partially offset by a $5.0 million decrease in accounts receivable.

  The Company's net cash used in investing activities for the three months ended December 31, 2000 was $1.8 million and included capital expenditures of $1.4 million and other investments of $0.4 million.

  The Company's net cash provided by financing activities, during the three months ended December 31, 2000, consisted of net borrowings of $11.0 million on its Credit Facility.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to certain levels of market risks, primarily from changes in foreign currency exchange rates and interest rates. To hedge against losses from changes in foreign currency exchange rates on its foreign currency accounts receivable, the Company enters into foreign currency forward contracts. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. In accordance with SFAS 133, the Company has not designated these contracts as hedges. Accordingly, the contracts are marked to market and realized and unrealized gains and losses are included in other income. These gains and losses offset the gains and losses on the related accounts receivable, which is also included in other income. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign currency forward exchange contracts mature in three months or less and therefore their estimated fair values are typically insignificant. As a result of these activities, the Company believes that a hypothetical 5% appreciation from December 31, 2000 in the U.S. dollar relative to such currencies would not have a material effect on net income or cash flows.

  At December 31, 2000, substantially all the Company's cash equivalents were invested in overnight repurchase agreements. If market rates were to increase immediately by 25 basis points from levels at December 31, 2000, the fair value of this investment portfolio would decline by an insignificant amount. In addition, as of December 31, 2000, the Company had $73.5 million of floating rate debt. Based on this level of indebtedness, if market rates were to increase immediately by 25 basis points, future earnings and cash flows would decrease by approximately $0.2 million.

  At December 30, 2000, substantially all the Company's cash equivalents were invested in overnight repurchase agreements. If market rates were to increase immediately by 25 basis points from levels at December 30, 2000, the fair value of this investment portfolio would decline by an immaterial amount. In addition, as of December 30, 2000, the Company had $73.5 million of floating rate debt. Based on this level of indebtedness, if market rates were to increase immediately by 25 basis points, future earnings and cash flows would decrease by approximately $0.2 million.

  PART II-OTHER INFORMATION

  Item 6. Reports on Form 8-K
      Reports on Form 8-K

  On November 15, 2000, under Item 5 - Other Events, the Company reported that it had announced, in the form of a press release, the change of its name from IDG Books Worldwide, Inc. to Hungry Minds, Inc. and that its stock symbol was changed to "HMIN". A copy of the press release was included as an exhibit to the 8-K filing.

  Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNGRY MINDS, INC.

  Dated: February 14, 2001

By:	/s/ JOHN M. HARRIS

John M. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)