Form 10-Q
period 2001-03-31
HUNGRY MINDS INC /DE/
filed 2001-05-15
CIK 1061763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares outstanding of the issuer's Common Stock as of May 10, 2001 was 14,780,548.

This quarterly report on Form 10-Q contains a total of 17 pages, of which this page is page 1.

HUNGRY MINDS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

HUNGRY MINDS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                     March 31,   September 30,
                                                     2001             2000
                                                     ---------   ---------
                           ASSETS
Current Assets:
   Cash and equivalents............................ $   8,778   $     929
   Accounts receivable - net.......................    50,238      70,696
   Inventory - net.................................    25,298      29,719
   Other current assets............................     8,566       2,465
   Deferred tax assets.............................    22,047      22,102
                                                     ---------   ---------
           Total current assets....................   114,927     125,911
Royalty advances - net.............................    15,720      16,229
Property and equipment - net.......................    13,191      15,969
Intangible assets - net ...........................    71,758      76,901
Other assets ......................................     5,680       5,418
                                                     ---------   ---------
           TOTAL................................... $ 221,276   $ 240,428
                                                     =========   =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable................................ $  14,195   $  19,420
   Accrued liabilities.............................    37,506      51,110
   Current portion of long-term debt...............    96,500       6,000
                                                     ---------   ---------
           Total current liabilities...............   148,201      76,530

Long-term debt.....................................        --      81,500
Deferred tax liability ............................     4,747       4,747
                                                     ---------   ---------
             Total liabilities.....................   152,948     162,777

Minority interest..................................        83         127

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized:
     5,000,000 shares; issued and outstanding: 0
     shares........................................        --          --
   Common stock, $.001 par value; authorized:
     25,000,000 Class A shares and 400,000
     Class B shares; issued and outstanding:
     14,780,548 and 14,752,656 Class A shares at
     March 31, 2001 and September 30, 2000, respect
     and 0 Class B shares..........................        15          15
   Additional paid-in-capital......................    50,365      50,182
   Retained earnings...............................    17,848      27,337
   Accumulated other comprehensive income (loss) ..        17         (10)
                                                     ---------   ---------
             Total stockholders' equity............    68,245      77,524
                                                     ---------   ---------
             TOTAL................................. $ 221,276   $ 240,428
                                                     =========   =========

See notes to unaudited condensed consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

                                               Three Months Ended       Six Months Ended
                                               March 31,               March 31,
                                               --------------------    ---------------------
                                                   2001       2000         2001        2000
                                               ---------  ---------    ---------  ----------
Revenue:
   Net sales ................................ $  41,212  $  62,022    $  90,062  $  115,795
   Licensing and other revenues .............     2,566      2,510        4,968       6,546
                                               ---------  ---------    ---------  ----------
      Net revenue ...........................    43,778     64,532       95,030     122,341
                                               ---------  ---------    ---------  ----------
Operating costs and expenses:
   Cost of sales ............................    34,482     35,181       67,038      68,601
   Selling, general and administrative ......    12,028     18,461       29,031      34,014
   Restructuring and impairment charges .....     5,054         --        5,054          --
   Depreciation and amortization ............     2,316      1,430        4,738       2,744
                                               ---------  ---------    ---------  ----------
      Total operating costs and expenses ....    53,880     55,072      105,861     105,359
                                               ---------  ---------    ---------  ----------
Operating income (loss) .....................   (10,102)     9,460      (10,831)     16,982
   Interest expense, net ....................     2,966      1,577        4,852       3,266
                                               ---------  ---------    ---------  ----------
Income (loss) before provision (benefit) for
  income taxes ..............................   (13,068)     7,883      (15,683)     13,716
   Provision (benefit) for income taxes .....    (5,056)     3,311       (6,194)      5,761
                                               ---------  ---------    ---------  ----------
Net income (loss) ........................... $  (8,012) $   4,572    $  (9,489) $    7,955
                                               =========  =========    =========  ==========

Net income (loss) per share:
   Basic .................................... $   (0.54) $    0.31    $   (0.64) $     0.55
                                               =========  =========    =========  ==========
   Diluted .................................. $   (0.54) $    0.31    $   (0.64) $     0.54
                                               =========  =========    =========  ==========
Shares used in per share calculations:
   Basic ....................................    14,767     14,675       14,760      14,593
                                               =========  =========    =========  ==========
   Diluted ..................................    14,767     14,739       14,760      14,790
                                               =========  =========    =========  ==========

See notes to unaudited condensed consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                               Six Months Ended
                                                                  March 31,
                                                              ---------- ---------
                                                                 2001       2000
                                                              ---------  ---------
Cash Flows from Operating Activities:
 Net income (loss) ......................................... $  (9,489) $   7,955
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization ...........................     4,738      2,743
   Deferred income taxes....................................        55     (3,411)
   Noncash portion of restructuring and impairment charge.....   3,259         --
   Changes in operating assets and liabilities
    (net of effects of dispositions in 2000):
     Accounts receivable ...................................    20,458    (16,196)
     Inventory .............................................     4,421      5,165
     Other current assets ..................................    (6,101)      (219)
     Royalty advances ......................................       509     (2,290)
     Accounts payable ......................................    (5,225)    (1,110)
     Accrued liabilities ...................................   (13,065)       274
     Accrued restructuring .................................     1,356         --
                                                              ---------  ---------
       Net cash provided by (used in) operating activities .       916     (7,089)
                                                              ---------  ---------
Cash Flows from Investing Activities:
 Capital expenditures ......................................    (1,753)    (4,621)
 Divestitures ..............................................        --     11,819
 Other investments .........................................      (314)       206
                                                              ---------  ---------
       Net cash provided by (used in) investing activities .    (2,067)     7,404
                                                              ---------  ---------
Cash Flows from Financing Activities:
 Advances on the credit facility ...........................    13,000     19,000
 Payments on the credit facility ...........................    (4,000)   (21,000)
 Proceeds from exercises of stock options ..................        --      2,040
                                                              ---------  ---------
       Net cash provided by financing activities ...........     9,000         40
                                                              ---------  ---------
Net change in cash and equivalents .........................     7,849        355
Cash and equivalents, beginning of period ..................       929      2,084
                                                              ---------  ---------
Cash and equivalents, end of period ........................ $   8,778  $   2,439
                                                              =========  =========
Supplemental Cash Flow Information:
 Cash paid for income taxes ................................ $   2,200  $   4,915
                                                              =========  =========
 Cash paid for interest .................................... $   4,880  $   3,176
                                                              =========  =========
Noncash Financing Activity:
 Issuance of Class A common stock under the ESOP plan .......$      --  $     566
                                                              =========  =========
 Payroll withheld to fund ESPP purchase .....................$      55  $     309
                                                              =========  =========

See notes to unaudited condensed consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2001 and 2000 and as of March 31, 2001 and September 30, 2000

(Dollars in thousands, except per share amounts)

  Basis of Presentation

  The accompanying interim consolidated financial statements for the three and six months ended March 31, 2001 and 2000, and as of March 31, 2001 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim consolidated financial statements. Certain information or footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 2000, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

  Organization and Description of Business- Hungry Minds, Inc., a Delaware company, (the "Company") (formerly IDG Books Worldwide, Inc.) was founded in 1990 as an indirect wholly-owned subsidiary of International Data Group, Inc. ("IDG").

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

  Reclassifications- Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the fiscal year 2001 presentation.

  Significant Accounting Policies

  Fiscal Year-The Company's fiscal year ends on the last Saturday of each September. Similarly, the Company's fiscal quarters generally consist of thirteen weeks. For convenience, the thirteen and twenty-six week periods ended March 31, 2001 and March 25, 2000 are referred to throughout this document as the three and six months ended March 31, 2001 and 2000, respectively.

  Net Income (Loss) Per Share- Basic net income (loss) per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the three months and six months ended March 31, 2001 the Company recorded net losses and therefore there is no dilution. For the three months and six months ended March 31, 2000, respectively, 64,000 and 197,000 shares, reflecting the dilutive effects of stock options, were included in computing diluted net income per share.

  Comprehensive Income (Loss) - Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was ($7,987) and $4,563, respectively. Comprehensive income (loss) for the six months ended March 31, 2001 and 2000 was ($9,462) and $7,944, respectively.

  New Accounting Pronouncements- On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In accordance with SFAS 133, during the second fiscal quarter of 2001, the Company recognized a $659 liability and related pretax expense on a hedge instrument related to the Credit Facility (See note 7). The instrument caps the LIBOR portion of $25,000 of debt on the Credit Facility at 6.29% through October of 2001. In October 2001, the bank has the ability to change the 6.29% cap into a two-year swap, which as of March 31, 2001 would result in an additional liability to the Company of approximately $659.

  On October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The impact of the Company's adoption of SAB 101 on its financial position or results of operations was insignificant.

  Accounts Receivable

  Accounts receivable consisted of the following:

                                               March 31,    September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Accounts receivable ........................ $    83,008   $   105,324
Allowance for doubtful accounts ............      (6,602)       (5,396)
Allowance for sales returns ................     (26,168)      (29,232)
                                              -----------   -----------
    Net accounts receivable ................ $    50,238   $    70,696
                                              ===========   ===========
  Inventories

  Inventories consisted of the following:

                                               March 31,    September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Books (finished goods) ..................... $    36,757   $    38,374
Paper ......................................       3,408         4,380
                                              -----------   -----------
    Total inventory.........................      40,165        42,754
Reserve for obsolescence ...................     (14,867)      (13,035)
                                              -----------   -----------
    Net inventory .......................... $    25,298   $    29,719
                                              ===========   ===========
  Intangible Assets

  Intangible assets consisted of the following:

                                               March 31,    September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Branded trademarks.......................... $    37,837   $    37,837
Goodwill ...................................      31,290        35,147
Publishing rights ..........................       7,220         7,220
Other intangible assets ....................       1,000         1,000
                                              -----------   -----------
    Total intangible assets ................      77,347        81,204
Less: accumulated amortization .............      (5,589)       (4,303)
                                              -----------   -----------
    Net intangible assets .................. $    71,758   $    76,901
                                              ===========   ===========
  Accrued Liabilities

  Accrued liabilities consisted of the following:

                                              March 31,     September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Accrued royalties .......................... $    15,332   $    16,707
Accrued promotions .........................       4,947        10,088
Accrued compensation and benefits ..........       4,089         5,350
Accrued inventory and fulfillment ..........       5,789         9,989
Accrued income taxes .......................           --        1,668
Other accrued liabilities ..................       7,349         7,308
                                              -----------   -----------
      Total accrued liabilities ............ $    37,506   $    51,110
                                              ===========   ===========
  Indebtedness

  The Company's debt is funded under a $110,000 syndicated revolving credit facility dated July 1999 (the "Credit Facility"). The Company's syndicated borrowings under the Credit Facility at March 31, 2001 and September 30, 2000 totaled $96,500 and $87,500, respectively.

  During the first and second fiscal quarters of 2001, the Company did not meet certain financial ratio covenants contained in the Credit Facility. As a result, on May 7, 2001, the Company and its lenders under the Credit Facility agreed on the terms of a Forbearance and Amendment Agreement (the "Amendment"). Pursuant to the Amendment, the lenders have agreed to forbear, subject to the terms and conditions set forth therein, from exercising their right to call amounts outstanding under the Credit Facility. The Amendment also effected the following changes, among others, to the terms of the Credit Facility: (i) the Company is no longer permitted to borrow additional amounts under the Credit Facility; (ii) the Credit Facility maturity date was changed to November 2, 2001; (iii) the interest rate margins charged on indebtedness have been fixed at 2.25% for base rate loans and 3.5% for LIBOR loans, each representing increases of approximately 200 basis points; and (iv) certain financial ratio covenants were modified. In addition, the Company agreed to various milestones including the continuance of its efforts to complete a sale of the Company by the maturity date of the loan, November 2, 2001 and to take all steps necessary to enter into a binding purchase and sale agreement covering the sale of the Company by July 31, 2001. The Company previously announced that it has retained Morgan Stanley & Co. Incorporated to assist it in this effort and the process is underway. There is no assurance that any such agreement will be reached or if reached what the terms of such agreement would be. If no such agreement is reached, the Company would seek a waiver of this covenant or endeavor to refinance the indebtedness in order to maximize shareholder value, although there is no assurance that such a waiver or refinancing would occur.

  As a condition to the effectiveness of the Amendment, the Company was required to enter into a $9,500 subordinated debt facility (the "Subordinated Debt Facility") with IDG, its parent corporation, and IDG was required to enter into an agreement (the "IDG Commitment Agreement") with the lenders under the Credit Facility in which IDG committed to lend such amount to the Company pursuant to the Subordinated Debt Facility, and also agreed that it would pay to the lenders, on behalf of the Company, any scheduled installment of principal, interest and fees coming due under the Credit Facility on or before November 2, 2001 if not timely paid by the Company. The Subordinated Debt Facility requires the Company to pay interest on amounts borrowed at rates which exceed (by 150 basis points) the interest rates paid pursuant to the Credit Facility. The Subordinated Debt Facility also requires the Company to pay a fee upon maturity which is equal to the greater of (i) $285 or (ii) 50% of the aggregate principal amount borrowed by the Company or paid on its behalf under the Subordinated Debt Facility or the IDG Commitment Agreement. If the Company does not draw on this facility, no fee is payable.

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

  The Consumer Group includes brands targeted at the general consumer, including For Dummies, Frommer's, CliffsNotes, Betty Crocker's, Howell Book House, Webster's New World, Weight Watchers and many others. The Technology Group consists of brands targeted for computer users, from beginning through advanced level users, including information technology professionals and software developers. Such brands also include For Dummies and CliffsNotes as well as Visual, Bible, Secrets® and many others. Net revenues and gross profit estimates by segment are as follows:

                                               Three Months Ended       Six Months Ended
                                               March 31,               March 31,
                                               --------------------    ---------------------
                                                 2001       2000         2001        2000
                                               ---------  ---------    ---------  ----------
Net Revenues:                                     (unaudited)(unaudited)  (unaudited)(unaudited

  Technology group .......................... $  22,424  $  34,817    $  47,602  $   64,198
  Consumer group ............................    21,354     29,715       47,428      58,143
                                               ---------  ---------    ---------  ----------
      Total ................................. $  43,778  $  64,532    $  95,030  $  122,341
                                               =========  =========    =========  ==========

                                               Three Months Ended       Six Months Ended
                                               March 31,               March 31,
                                               --------------------    ---------------------
                                                 2001       2000         2001        2000
                                               ---------  ---------    ---------  ----------
Gross Profit:                                  (unaudited)(unaudited)  (unaudited)(unaudited

  Technology group .......................... $   6,939  $  17,398    $  17,990  $   31,438
  Consumer group ............................     2,357     11,953       10,002      22,302
                                               ---------  ---------    ---------  ----------
      Total ................................. $   9,296  $  29,351    $  27,992  $   53,740
                                               =========  =========    =========  ==========
  Restructuring and Impairment Costs

During the second fiscal quarter of 2001, the Company recorded restructuring and impairment charges of $5,054 as a result of its restructuring plan, which includes the closing of three of its offices and a reduction in workforce of approximately 130 employees from a total workforce of approximately 700 employees. The restructuring is primarily the result of a continued reduction in sales and the decision to significantly scale back the Company's internet operations to concentrate on its most heavily trafficked and leading revenue-generating internet brands, such as Frommers.com. Costs associated with the restructuring and impairment include an impairment of $2,380 to its estimated net realizable value of goodwill associated with the Company's August 2000 acquisition of the e-learning company Hungry Minds, Inc. (the "Hungry Minds Acquisition"), severance pay, relocation costs, rent or lease termination costs on unused office space and the write-off of certain equipment and leasehold improvements at closed facilities. The majority of such costs will be incurred during the remainder of the current fiscal year. As part of the restructuring, the majority of the operations from the Hungry Minds Acquisition have been shut down.

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

Overview

Hungry Minds, Inc. is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer- based learning tools, internet sites and internet e-services. The Company publishes and markets under well-known brand names, including For Dummies® , Visual™, Frommer's® , Bible, CliffsNotes™, Betty Crocker's® , Howell Book House™, Webster's New World™ and Weight Watchers® . These books have created widespread recognition of the Company's brands by consumers, enabling the Company to successfully publish across a variety of categories in technology, business, and general how-to. The Company's portfolio of brand names comprises more than 3,000 active titles. The Company has over 150 million books in print and its books have been translated into 39 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth, and personal enrichment.

The Company's sales are divided into two major categories: the Technology Group and the Consumer Group. The Consumer Group includes brands targeted at the general consumer, including For Dummies, Frommer's, CliffsNotes, Betty Crocker's, Howell Book House, Webster's New World, Weight Watchers and many others. The Technology Group consists of brands targeted for computer users, from beginner through advanced level users, including information technology professionals and software developers. Such brands also include For Dummies and CliffsNotes as well as Visual, Bible, Secrets® and many others. The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs, and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the six months ended March 31, 2001, the Company's top two customers accounted for approximately 36% of the Company's net revenue as compared to 31% in the same period in 2000. The Company's top ten customers accounted for approximately 61% of the Company's six-month net revenue in 2001 as compared to 62% in 2000.

Forbearance and Amendment Agreement

The Company's debt is funded under a $110.0 million syndicated revolving credit facility dated July 1999 (the "Credit Facility"). The Company's syndicated borrowings under the Credit Facility at March 31, 2001 and September 30, 2000 totaled $96.5 million and $87.5 million, respectively.

During the first and second fiscal quarters of 2001, the Company did not meet certain financial ratio covenants contained in the Credit Facility. As a result, on May 7, 2001, the Company and its lenders under the Credit Facility agreed on the terms of a Forbearance and Amendment Agreement (the "Amendment"). Pursuant to the Amendment, the lenders have agreed to forbear, subject to the terms and conditions set forth therein, from exercising their right to call amounts outstanding under the Credit Facility. The Amendment also effected the following changes, among others, to the terms of the Credit Facility: (i) the Company is no longer permitted to borrow additional amounts under the Credit Facility; (ii) the Credit Facility maturity date was changed to November 2, 2001; (iii) the interest rate margins charged on indebtedness have been fixed at 2.25% for base rate loans and 3.5% for LIBOR loans, each representing increases of approximately 200 basis points; and (iv) certain financial ratio covenants were modified. In addition, the Company agreed to various milestones including the continuance of its efforts to complete a sale of the Company by the maturity date of the loan, November 2, 2001 and to take all steps necessary to enter into a binding purchase and sale agreement covering the sale of the Company by July 31, 2001. The Company previously announced that it has retained Morgan Stanley & Co. Incorporated to assist it in this effort and the process is underway. There is no assurance that any such agreement will be reached or if reached what the terms of such agreement would be. If no such agreement is reached, the Company would seek a waiver of this covenant or endeavor to refinance the indebtedness in order to maximize shareholder value, although there is no assurance that such a waiver or refinancing would occur.

As a condition to the effectiveness of the Amendment, the Company was required to enter into a $9.5 million subordinated debt facility (the "Subordinated Debt Facility") with International Data Group, Inc. ("IDG"), its parent corporation, and IDG was required to enter into an agreement (the "IDG Commitment Agreement") with the lenders under the Credit Facility in which IDG committed to lend such amount to the Company pursuant to the Subordinated Debt Facility, and also agreed that it would pay to the lenders, on behalf of the Company, any scheduled installment of principal, interest and fees coming due under the Credit Facility on or before November 2, 2001 if not timely paid by the Company. The Subordinated Debt Facility requires the Company to pay interest on amounts borrowed at rates which exceed (by 150 basis points) the interest rates paid pursuant to the Credit Facility. The Subordinated Debt Facility also requires the Company to pay a fee upon maturity which is equal to the greater of (i) $285,000 or (ii) 50% of the aggregate principal amount borrowed by the Company or paid on its behalf under the Subordinated Debt Facility or the IDG Commitment Agreement. If the Company does not draw on this facility, no fee is payable.

Restructuring and Impairment Costs

During the second fiscal quarter of 2001, the Company recorded restructuring and impairment charges of $5.1 million as a result of its restructuring plan, which includes the closing of three of its offices and a reduction in workforce of approximately 130 employees from a total workforce of approximately 700 employees. The restructuring is primarily the result of a continued reduction in sales and the decision to significantly scale back the Company's internet operations to concentrate on its most heavily trafficked and leading revenue-generating internet brands, such as Frommers.com. If the Company continues to operate independently throughout fiscal 2001, management expects to realize a net savings from these actions of approximately $13 million, net of estimated restructuring charges. Costs associated with the restructuring and impairment include an impairment of $2.4 million to its net realizable value of goodwill associated with the Company's August 2000 acquisition of the e-learning company Hungry Minds, Inc. (the "Hungry Minds Acquisition"), severance pay, relocation costs, rent or lease termination costs on unused office space and the write-off of certain equipment and leasehold improvements at closed facilities. The majority of such costs will be incurred during the remainder of the current fiscal year. As part of the restructuring, the majority of the operations from the Hungry Minds Acquisition have been shut down.

Results of Operations

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                               Three Months Ended       Six Months Ended
                                               March 31,               March 31,
                                               --------------------    ---------------------
                                                   2001       2000         2001        2000
                                               ---------  ---------    ---------  ----------
CONDENSED CONSOLIDATED STATEMENTS
   OF OPERATIONS DATA:
Net Revenue:
Technology group ............................      51.2%      54.0%        50.1%       52.5%
Consumer group ..............................      48.8%      46.0%        49.9%       47.5%
                                               ---------  ---------    ---------  ----------
Total Net Revenue ...........................     100.0%     100.0%       100.0%      100.0%
                                               =========  =========    =========  ==========

Cost of sales ...............................      78.8%      54.5%        70.5%       56.1%
Selling, general and administrative .........      27.5%      28.6%        30.5%       27.8%
Restructuring and impairment charges ........      11.5%       0.0%         5.3%        0.0%
Depreciation and amortization ...............       5.3%       2.2%         5.0%        2.2%
                                               ---------  ---------    ---------  ----------
Operating income (loss) .....................     -23.1%      14.7%       -11.4%       13.9%
   Interest expense - net ...................       6.8%       2.4%         5.1%        2.7%
                                               ---------  ---------    ---------  ----------
Income (loss) before provision for income tax     -29.9%      12.2%       -16.5%       11.2%
                                               ---------  ---------    ---------  ----------
Net income (loss) ...........................     -18.3%       7.1%       -10.0%        6.5%
                                               =========  =========    =========  ==========

Other Data:
EBITDA(1) ...................................     -17.8%      16.9%        -6.4%       16.1%
                                               =========  =========    =========  ==========

  "EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three months ended March 31, 2001 and 2000 was ($7.8) million and $10.9 million, respectively. EBITDA for the six months ended March 31, 2001 and 2000 was ($6.1) million and $19.7 million, respectively. Both periods in fiscal 2001 included a restructuring and impairment charge of $5.1 million.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Revenue. Net revenue decreased $20.8 million, or 32.2%, primarily due to a $21.1 million decrease in gross domestic sales and a $1.6 million decrease in gross international sales. Net revenues included decreases of approximately $12.4 million for the Company's Technology Group and $8.4 million in the Consumer Group. The decrease in the Technology Group revenues was primarily a result of declines in net sales of For Dummies, Bible and Visual technology titles of approximately $8.3 million, $2.7 million and $2.4 million, while the Consumer Group decline was spread across most of the brands with the most significant declines in Frommer's ($2.3 million) and CliffsNotes ($2.2 million). Of the Company's net revenue for the three months ended March 31, 2001, $10.5 million was attributable to sales of titles (including new editions) first published during that period, as compared to $13.4 million during the same period for 2000.

Operating Costs and Expenses. Operating costs and expenses decreased $1.2 million or 2.2% for the three months ended March 31, 2001 as compared to the same period in 2000. Operating costs and expenses, as a percentage of net revenues, increased 37.7%, which is primarily the result of four components: (i) cost of goods sold, as a percentage of net revenues, increased approximately 14.6%, (ii) wages and benefits increased 8.7%, (iii) the restructuring and impairment charge, which occurred only in 2001, was 11.5% of net revenues, and (iii) depreciation and amortization increased 3.1%. The increase in cost of goods sold as a percentage of net revenues is primarily due to obsolete or damaged inventory (10.1%) and royalties (3.2%). The increase in wages and benefits is primarily a result of the 2000 Hungry Minds Acquisition. Wages and benefits have declined approximately $1.6 million from the first fiscal quarter of 2001 to the second fiscal quarter, primarily as a result of the restructuring plan. The increase in depreciation and amortization is primarily the result of leasehold improvements made to new office space leased in fiscal 2000.

Interest Expense. Interest expense increased $1.4 million or 88.0% from the first fiscal quarter of 2001 as compared to that of 2000. This increase includes a $0.7 million charge to record an interest rate hedge on the Credit Facility at fair value, a $16.5 million increase in the average outstanding indebtedness in the periods and an increase in the applicable interest margins on the Credit Facility (see Note 7 to the financial statements).

Provision (Benefit) for Income Taxes. The $8.4 million decrease in the income tax provision to a $5.1 million benefit in the first fiscal quarter of 2001 is primarily the result of the $21.0 million decrease in income (loss) before taxes.

Net Income. The net loss of $8.0 million for the three months ended March 31, 2001 represented a decrease of $12.6 million from net income of $4.6 million for the three months ended March 31, 2000, primarily for the reasons discussed above.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Net Revenue. Net revenue decreased $27.3 million, or 22.3%, primarily due to a $23.8 million decrease in gross domestic sales and a $1.8 million decrease in gross international sales. Net revenues included decreases of approximately $16.6 million for the Company's Technology Group and $10.7 million in the Consumer Group. The decrease in the Technology Group revenues was primarily a result of declines in net sales of For Dummies, Bible and Visual technology titles of approximately $11.1 million, $2.8 million and $1.0 million. The Consumer Group decline was spread across most of the brands with the most significant declines in Frommer's ($4.1 million), CliffsNotes ($3.6 million) and Arco ($3.3 million), which was sold in June of 2000. Of the Company's net revenue for the six months ended March 31, 2001, $27.9 million was attributable to sales of titles (including new editions) first published during that period, as compared to $31.9 million during the same period for 2000.

Operating Costs and Expenses. Operating costs and expenses decreased $0.5 million or 0.5% for the six months ended March 31, 2001 as compared to the same period in 2000. Operating costs and expenses, as a percentage of net revenues, increased 25.3%, which is primarily the result of four components: (i) cost of goods sold, as a percentage of net revenues, increased approximately 9.9%, (ii) wages and benefits increased 7.7% (iii) the restructuring and impairment charge, which occurred only in 2001 was 5.3% of net revenues, and (iii) depreciation and amortization increased 2.7%. The increase in cost of goods sold as a percentage of net revenues is primarily due to obsolete or damaged inventory (5.1%), royalties (2.9%) and increased paper costs (2.2%). The increase in wages and benefits is primarily a result of the 2000 Hungry Minds Acquisition. Wages and benefits have declined approximately $1.6 million from the first fiscal quarter of 2001 to the second fiscal quarter, primarily as a result of the restructuring plan. The increase in depreciation and amortization is primarily the result of leasehold improvements made to new office space leased in fiscal 2000.

Interest Expense. Interest expense increased $1.6 million or 48.6% during the six months ended March 31, 2001 as compared to the same period in 2000. This increase includes a $0.7 million charge to record an interest rate hedge on the Credit Facility at fair value, a $12.4 million increase in the average outstanding indebtedness in the periods and an increase in the applicable interest margins on the Credit Facility (see Note 7 to the financial statements.)

Provision (Benefit) for Income Taxes. The $12.0 million decrease in the income tax provision to a $6.2 million benefit in 2001 is primarily the result of the $29.4 million decrease in income (loss) before taxes.

Net Income. The net loss of $9.5 million for the six months ended March 31, 2001 represented a decrease of $17.5 million from net income of $8.0 million for the six months ended March 31, 2000, primarily for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2001, the Company's total cash and cash equivalents was $8.8 million. As described under "Forbearance and Amendment Agreement", the Company is no longer able to borrow funds against the Credit Facility. In May 2001, the Company signed an agreement with IDG for IDG to provide a $9.5 million credit facility. Management believes cash from operations, together with the amounts available under the Subordinated Debt Facility, will provide it with sufficient resources to meet its needs up to the anticipated sale of the Company.

From September 30, 2000 to March 31, 2001, the Company's working capital decreased $82.7 million. This was primarily the result of the new maturity date of the Credit Facility. Excluding the current portion of long-term debt, working capital increased $7.8 million, which included an $18.8 million decrease in accounts payable and accrued liabilities, a $7.8 million increase in cash and cash equivalents and a $6.1 million increase in other current assets, partially offset by a $4.4 million decrease in net inventory and a $20.5 million decrease in accounts receivable. The decrease in accounts receivable is the result of a decrease in sales and increased collection efforts.

The Company's net cash used in investing activities for the six months ended March 31, 2001 was $2.1 million and included capital expenditures of $1.8 million, partially offset by other investments of $0.3 million, which was primarily the net investment in the Company's Canadian affiliate.

The Company's net cash provided by financing activities, during the six months ended March 31, 2001, consisted of net borrowings of $9.0 million on its Credit Facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain levels of market risk, primarily from changes in foreign currency exchange rates and interest rates. To hedge against losses from changes in foreign currency exchange rates on its foreign currency accounts receivable, the Company enters into foreign currency forward contracts. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has not designated these contracts as hedges under SFAS 133. Accordingly, the contracts are marked to market and realized and unrealized gains and losses are included in other income. These gains and losses offset the gains and losses on the related accounts receivable, which is also included in other income. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign currency forward exchange contracts mature in three months or less and therefore their estimated fair values are typically insignificant. As a result of these activities, the Company believes that a hypothetical 5% appreciation from March 31, 2001 in the U.S. dollar relative to such currencies would not have a material effect on net income or cash flows.

At March 31, 2001, substantially all of the Company's cash equivalents were invested in overnight repurchase agreements. If market rates were to increase immediately by 25 basis points from levels at March 31, 2001, the fair value of this investment portfolio would decline by an insignificant amount. In addition, as of March 31, 2001, the Company had $71.5 million of floating rate debt. Based on this level of indebtedness, if market rates were to increase immediately by 25 basis points, future annual earnings and cash flows would decrease by approximately $0.2 million. In addition, the Company has a hedge instrument, which caps the LIBOR portion of $25 million of debt on the Credit Facility (See note 7 to the financial statements) at 6.29% through October of 2001. In October 2001, the bank has the ability to change the 6.29% cap into a two-year swap, which as of March 31, 2001 would result in an additional liability to the Company of approximately $659,000. This liability increases approximately $62,500 per year for every 25 basis point decrease in LIBOR.

PART II-OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

During the first and second fiscal quarters of 2001, the Company did not meet certain financial ratio covenants contained in the Credit Facility (see note 7 to the financial statements). Pursuant to the terms of a Forbearance and Amendment Agreement, the lenders have agreed to forbear, subject to the terms and conditions set forth therein, from exercising their right to call amounts outstanding under the Credit Facility.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on February 9, 2001. The matters submitted to the stockholders for a vote included (a) the election of six directors to the Company's Board of Directors and (b) the ratification of the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending September 29, 2001.

The following tables set forth the results of voting on these matters:

                                 Number of  Number of
                                   Votes       Votes      Number of
Matter                              FOR      WITHHELD    ABSTENTIONS
------------------------------  ----------- ----------- --------------
Election of Directors:
   John J. Kilcullen .........  17,513,034      30,790          9,163
  Patrick J. McGovern ........  17,523,856      18,022          9,163
  Kelly P. Conlin ............  17,523,856      21,118          9,163
  Axel J. Leblois ............  17,525,015      19,264          9,163
  Gregoire Sentilhes .........  17,525,015      18,264          9,163
  Julius A. Hoeft ............  17,525,015      18,264          9,163

Ratification of Appointment of
     Deloitte & Touche LLP: ..  17,536,299      11,724          2,918

Effective March 27, 2001, the Company's two independent directors, Mr. Julius Hoeft and Mr. Gregoire Sentilhes, resigned from its Board of Directors. On April 17, 2001, the Board of Directors appointed Timothy J. McNeill as a new member of the Board of Directors. One board position remains vacant.

Item 6. Exhibits and Reports on Form 8-K
    Exhibits

    Exhibit

    Number Exhibit Title

    10.1 Forbearance and Amendment Agreement (Incorporated by reference to Exhibit 10.1 from the Form 8-K filed by the Company on May 9, 2001.)

    10.2 Subordinated Loan Agreement between Hungry Minds, Inc. and International Data Group, Inc. (Incorporated by reference to Exhibit 10.2 from the Form 8-K filed by the Company on May 9, 2001.)

    Reports on Form 8-K

On March 29, 2001, under Item 5 - Other Events, the Company reported that it had announced, in the form of a press release, that its revenues were continuing to fall below expectations and the Company revised its estimates for earnings per share. In addition, the press release announced the resignations of the Company's two independent directors. A copy of the press release was included as an exhibit to the 8-K filing.

On March 30, 2001, under Item 5 - Other Events, the Company reported that it had announced, in the form of a press release, its intention to engage a financial advisor to assist the Company in exploring all possible avenues for enhancing stockholder value including, without limitation, seeking to bring about a possible sale of the Company or of significant assets of the Company or a business combination involving the Company. A copy of the press release was included as an exhibit to the 8-K filing.

Items 1, 2 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNGRY MINDS, INC.

Dated: May 15, 2001

By:	/s/ JOHN M. HARRIS

John M. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)