Form 10-Q
period 2001-06-30
HUNGRY MINDS INC /DE/
filed 2001-08-14
CIK 1061763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

The number of shares outstanding of the issuer's Common Stock as of August 6, 2001 was 14,780,548.

This quarterly report on Form 10-Q contains a total of 16 pages, of which this page is page 1.

HUNGRY MINDS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

HUNGRY MINDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                          June 30,    September 30,
                                                          2001             2000
                                                          ---------   ---------
                           ASSETS                         (UNAUDITED)
Current Assets:
   Cash and equivalents................................. $  10,864   $     929
   Accounts receivable - net............................    45,420      70,696
   Inventory - net......................................    20,269      29,719
   Other current assets.................................     9,445       2,465
   Deferred tax assets..................................    22,047      22,102
                                                          ---------   ---------
           Total current assets.........................   108,045     125,911
Royalty advances - net..................................    15,116      16,229
Property and equipment - net............................    11,737      15,969
Intangible assets - net ................................    70,097      76,901
Other assets ...........................................     4,864       5,418
                                                          ---------   ---------
           TOTAL........................................ $ 209,859   $ 240,428
                                                          =========   =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..................................... $  15,361   $  19,420
   Accrued liabilities..................................    27,900      51,110
   Current portion of long-term debt....................    94,500       6,000
                                                          ---------   ---------
           Total current liabilities....................   137,761      76,530

Long-term debt..........................................          --    81,500
Deferred tax liability .................................     4,747       4,747
                                                          ---------   ---------
             Total liabilities..........................   142,508     162,777

Minority interest.......................................        88         127

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized:
     5,000,000 shares; issued and outstanding: 0
     shares.............................................          --          --
   Common stock, $.001 par value; authorized:
     25,000,000 Class A shares and 400,000
     Class B shares; issued and outstanding:
     14,780,548 and 14,752,656 Class A shares at
     June 30, 2001 and September 30, 2000, respectively,
     and 0 Class B shares...............................        15          15
   Additional paid-in-capital...........................    50,365      50,182
   Retained earnings....................................    16,918      27,337
   Accumulated other comprehensive loss ................       (35)        (10)
                                                          ---------   ---------
             Total stockholders' equity.................    67,263      77,524
                                                          ---------   ---------
             TOTAL...................................... $ 209,859   $ 240,428
                                                          =========   =========

See notes to unaudited condensed consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                          Three Months Ended       Nine Months Ended
                                          June 30,                June 30,
                                          --------------------    ---------------------
                                              2001       2000         2001        2000
                                          ---------  ---------    ---------  ----------
Revenue:
   Net sales ........................... $  38,737  $  51,593    $ 128,799  $  167,388
   Licensing and other revenues ........     2,614      3,590        7,582      10,136
                                          ---------  ---------    ---------  ----------
      Net revenue ......................    41,351     55,183      136,381     177,524
                                          ---------  ---------    ---------  ----------
Operating costs and expenses:
   Cost of sales .......................    25,908     29,566       92,946      98,167
   Selling, general and administrative .    11,448     17,846       40,479      51,859
   Restructuring and impairment charges           --         --      5,054           --
   Depreciation and amortization .......     2,644      1,768        7,382       4,513
                                          ---------  ---------    ---------  ----------
      Total operating costs and expenses    40,000     49,180      145,861     154,539
                                          ---------  ---------    ---------  ----------
Operating income (loss) ................     1,351      6,003       (9,480)     22,985
   Interest expense, net ...............     2,732      1,599        7,584       4,865
                                          ---------  ---------    ---------  ----------
Income (loss) before provision (benefit)
  income taxes .........................    (1,381)     4,404      (17,064)     18,120
   Provision (benefit) for income taxes       (451)     1,850       (6,645)      7,611
                                          ---------  ---------    ---------  ----------
Net income (loss) ...................... $    (930) $   2,554    $ (10,419) $   10,509
                                          =========  =========    =========  ==========

Net income (loss) per share:
   Basic ............................... $   (0.06) $    0.17    $   (0.71) $     0.72
                                          =========  =========    =========  ==========
   Diluted ............................. $   (0.06) $    0.17    $   (0.71) $     0.71
                                          =========  =========    =========  ==========
Shares used in per share calculations:
   Basic ...............................    14,781     14,721       14,767      14,636
                                          =========  =========    =========  ==========
   Diluted .............................    14,781     14,722       14,767      14,767
                                          =========  =========    =========  ==========

See notes to unaudited condensed consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

                                                               Nine Months Ended
                                                                  June 30,
                                                              ---------- ---------
                                                                 2001       2000
                                                              ---------  ---------
Cash Flows from Operating Activities:
 Net income (loss) ......................................... $ (10,419) $  10,509
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization ...........................     7,382      4,513
   Deferred income taxes....................................        55     (2,715)
   Noncash portion of restructuring and impairment charges....   3,259           --
   Changes in operating assets and liabilities
    (net of effects of dispositions in 2000):
     Accounts receivable ...................................    25,276    (10,578)
     Inventory .............................................     9,450      1,350
     Other current assets ..................................    (6,980)      (732)
     Royalty advances ......................................     1,113     (3,033)
     Accounts payable ......................................    (4,059)     1,572
     Accrued liabilities ...................................   (22,368)    (9,379)
     Accrued restructuring .................................     1,053           --
                                                              ---------  ---------
       Net cash provided by (used in) operating activities .     3,762     (8,493)
                                                              ---------  ---------
Cash Flows from Investing Activities:
 Capital expenditures ......................................    (1,851)   (12,024)
 Divestitures ..............................................          --   17,388
 Other investments .........................................     1,024       (611)
                                                              ---------  ---------
       Net cash provided by (used in) investing activities .      (827)     4,753
                                                              ---------  ---------
Cash Flows from Financing Activities:
 Advances on the credit facility ...........................    13,000     31,500
 Payments on the credit facility ...........................    (6,000)   (31,500)
 Proceeds from exercises of stock options ..................          --    2,040
                                                              ---------  ---------
       Net cash provided by financing activities ...........     7,000      2,040
                                                              ---------  ---------
Net change in cash and equivalents .........................     9,935     (1,700)
Cash and equivalents, beginning of period ..................       929      2,084
                                                              ---------  ---------
Cash and equivalents, end of period ........................ $  10,864  $     384
                                                              =========  =========
Supplemental Cash Flow Information:
 Cash paid for income taxes ................................ $   2,636  $   4,915
                                                              =========  =========
 Cash paid for interest .................................... $   8,060  $   3,176
                                                              =========  =========
Noncash Financing Activity:
 Issuance of Class A common stock under the ESOP plan .......$        --$     566
                                                              =========  =========
 Payroll withheld to fund ESPP purchase .....................$     121  $     309
                                                              =========  =========

See notes to unaudited condensed consolidated financial statements.

HUNGRY MINDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 30, 2001 and 2000 and as of June 30, 2001 and September 30, 2000

(Dollars in thousands, except per share amounts)

  Basis of Presentation

  The accompanying interim consolidated financial statements for the three and nine months ended June 30, 2001 and 2000, and as of June 30, 2001 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim consolidated financial statements. Certain information or footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with guidance for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. These consolidated financial statements should be read in conjunction with the audited, consolidated financial statements as of and for the year ended September 30, 2000, and the related notes thereto, included in the Company's Form 10-K filed with the SEC.

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

  Significant Accounting Policies

  Fiscal Year-The Company's fiscal year ends on the last Saturday of each September. Similarly, the Company's fiscal quarters generally consist of thirteen weeks. For convenience, the thirteen and thirty-nine week periods ended June 30, 2001 and June 24, 2000 are referred to throughout this document as the three and nine months ended June 30, 2001 and 2000, respectively.

  Net Income (Loss) Per Share- Basic net income (loss) per share excludes dilution and is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (stock options) were exercised or converted into common stock. For the three months and nine months ended June 30, 2001 the Company recorded net losses and therefore there was no dilution. For the three months and nine months ended June 30, 2000, respectively, 1,000 and 131,000 shares, reflecting the dilutive effects of stock options, were included in computing diluted net income per share.

  Comprehensive Income (Loss) - Comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was ($982) and $2,551, respectively. Comprehensive income (loss) for the nine months ended June 30, 2001 and 2000 was ($10,444) and $10,495, respectively.

  New Accounting Pronouncements- On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In accordance with SFAS 133, during 2001, the Company recognized a $622 liability and related pretax expense on a hedge instrument related to the Credit Facility (See note 7). The instrument caps LIBOR on $25,000 at 6.29% through October of 2001. In October 2001, the bank has the ability to change the 6.29% cap into a two-year swap, which, as of June 30, 2001, would result in a liability to the Company of approximately $622.

  On October 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The impact of the Company's adoption of SAB 101 on its financial position or results of operations was insignificant.

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling of interest method of accounting for business combinations for transactions initiated after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and other intangible assets that have indefinite lives and instead requires an annual valuation and impairment test be performed on goodwill and all other intangible assets. The Company will be required to adopt SFAS 142 on October 1, 2002, but is permitted to adopt it early, on October 1, 2001. Management has not yet determined whether it will adopt the new accounting treatment early. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of SFAS 142. The adoption of SFAS 141 will not impact the Company's financial position or results of operations. The impact of SFAS 142 on the Company's financial results is currently being evaluated.

  Accounts Receivable

  Accounts receivable consisted of the following:

                                               June 30,     September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Accounts receivable ........................ $    77,129   $   105,324
Allowance for doubtful accounts ............      (5,817)       (5,396)
Allowance for sales returns ................     (25,892)      (29,232)
                                              -----------   -----------
    Net accounts receivable ................ $    45,420   $    70,696
                                              ===========   ===========

  Inventories

  Inventories consisted of the following:

                                               June 30,     September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Books (finished goods) ..................... $    33,243   $    38,374
Paper ......................................       2,853         4,380
                                              -----------   -----------
    Total inventory.........................      36,096        42,754
Reserve for obsolescence ...................     (15,827)      (13,035)
                                              -----------   -----------
    Net inventory .......................... $    20,269   $    29,719
                                              ===========   ===========

  Intangible Assets

  Intangible assets consisted of the following:

                                               June 30,     September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Branded trademarks.......................... $    37,837   $    37,837
Goodwill ...................................      30,699        35,147
Publishing rights ..........................       7,220         7,220
Other intangible assets ....................       1,000         1,000
                                              -----------   -----------
    Total intangible assets ................      76,756        81,204
Less: accumulated amortization .............      (6,659)       (4,303)
                                              -----------   -----------
    Net intangible assets .................. $    70,097   $    76,901
                                              ===========   ===========
  Accrued Liabilities

  Accrued liabilities consisted of the following:

                                              June 30,      September 30,
                                                 2001          2000
                                              -----------   -----------
                                              (unaudited)

Accrued royalties .......................... $    12,564   $    16,707
Accrued promotions .........................       2,421        10,088
Accrued compensation and benefits ..........       4,005         5,350
Accrued inventory and fulfillment ..........       3,842         9,989
Accrued income taxes .......................           --        1,668
Other accrued liabilities ..................       5,068         7,308
                                              -----------   -----------
      Total accrued liabilities ............ $    27,900   $    51,110
                                              ===========   ===========
  Indebtedness

  The Company's debt is funded under a $110,000 syndicated credit facility dated July 1999 (the "Credit Facility"). The Company's borrowings under the Credit Facility at June 30, 2001 and September 30, 2000 totaled $94,500 and $87,500, respectively.

  During the first and second fiscal quarters of 2001, the Company did not meet certain financial ratio covenants contained in the Credit Facility. As a result, on May 7, 2001, the Company and its lenders under the Credit Facility agreed on the terms of a Forbearance and Amendment Agreement (the "Amendment"). Pursuant to the Amendment, the lenders have agreed to forbear, subject to the terms and conditions set forth therein, from exercising their right to call amounts outstanding under the Credit Facility. The Amendment also effected the following changes, among others, to the terms of the Credit Facility: (i) the Company is no longer permitted to borrow additional amounts under the Credit Facility; (ii) the Credit Facility maturity date was changed to November 2, 2001; (iii) the interest rate margins charged on indebtedness have been fixed at 2.25% for base rate loans and 3.5% for LIBOR loans, each representing increases of approximately 200 basis points; and (iv) certain financial ratio covenants were modified. As of June 30, 2001, the Company was in compliance with such modified covenants.

  The Amendment also contained certain required milestones including the continuance of the Company's efforts to complete a sale of the Company by the maturity date of the loan, November 2, 2001, and to take all steps necessary to enter into a binding purchase and sale agreement covering the sale of the Company by July 31, 2001. The Company and its lenders under the Credit Facility later agreed to extend the deadline to enter into a binding purchase and sale agreement to August 15, 2001. An agreement covering the sale of the Company was reached on August 12, 2001. The proposed merger is subject to customary regulatory and other conditions. There is no assurance that the merger will be completed by November 2, 2001. If the sale is not completed by November 2, 2001, the Company would seek an extension of the Credit Facility maturity date or endeavor to refinance the indebtedness in order to maximize shareholder value, although there is no assurance that such extension or refinancing would occur.

  As a condition to the effectiveness of the Amendment, the Company was required to enter into a $9,500 subordinated debt facility (the "Subordinated Debt Facility") with IDG, its parent corporation, and IDG was required to enter into an agreement (the "IDG Commitment Agreement") with the lenders under the Credit Facility in which IDG committed to lend such amount to the Company pursuant to the Subordinated Debt Facility, and also agreed that it would pay to the lenders, on behalf of the Company, any scheduled installment of principal, interest and fees coming due under the Credit Facility on or before November 2, 2001, if not timely paid by the Company. The Subordinated Debt Facility requires the Company to pay interest on amounts borrowed at rates, which exceed (by 150 basis points) the interest rates paid pursuant to the Credit Facility. The Subordinated Debt Facility also requires the Company to pay a fee upon maturity which is equal to the greater of (i) $285 or (ii) 50% of the aggregate principal amount borrowed by the Company or paid on its behalf under the Subordinated Debt Facility or the IDG Commitment Agreement. If the Company does not draw on this facility, no fee is payable.

  Under the terms of the Merger Agreement (See Note 10) the Company is not permitted to draw on the Subordinated Debt Facility without the consent of Wiley (See Note 10). In addition, the Merger Agreement requires the Company's total borrowings, upon the consumation of the merger, under the Credit Facility and the Subordinated Debt Facility to not exceed $92,500.

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

  The Consumer Group includes brands targeted at the general consumer, including For Dummies, Frommer's, CliffsNotes, Betty Crocker's, Howell Book House, Webster's New World, Weight Watchers and many others. The Technology Group consists of brands targeted for computer users, from beginning through advanced level users, including information technology professionals and software developers. Such brands also include For Dummies and CliffsNotes as well as Visual, Bible, Secrets® and many others. Unaudited net revenues and gross profit estimates by segment are as follows:

                                 Three Months Ended       Nine Months Ended
                                 June 30,                June 30,
                                 --------------------    ---------------------
                                   2001       2000         2001        2000
                                 ---------  ---------    ---------  ----------
Net Revenues:                    (unaudited)(unaudited)  (unaudited)(unaudited

  Technology group ............ $  17,026  $  27,000    $  64,628  $   91,198
  Consumer group ..............    24,325     28,183       71,753      86,326
                                 ---------  ---------    ---------  ----------
      Total ................... $  41,351  $  55,183    $ 136,381  $  177,524
                                 =========  =========    =========  ==========

                                 Three Months Ended       Nine Months Ended
                                 June 30,                June 30,
                                 --------------------    ---------------------
                                   2001       2000         2001        2000
                                 ---------  ---------    ---------  ----------
Gross Profit:                    (unaudited)(unaudited)  (unaudited)(unaudited

  Technology group ............ $   6,523  $  13,225    $  24,513  $   44,663
  Consumer group ..............     8,920     12,392       18,922      34,694
                                 ---------  ---------    ---------  ----------
      Total ................... $  15,443  $  25,617    $  43,435  $   79,357
                                 =========  =========    =========  ==========

  Restructuring and Impairment Costs

  During the second fiscal quarter of 2001, the Company recorded restructuring and impairment charges of $5,054 as a result of its restructuring plan, which includes the closing of three of its offices and a reduction in workforce of approximately 130 employees from a total workforce of approximately 700 employees. The restructuring is primarily the result of a continued reduction in sales and the decision to significantly scale back the Company's internet operations to concentrate on its most heavily trafficked and leading revenue-generating internet brands, such as Frommers.com. Costs associated with the restructuring and impairment include an impairment of $2,380 to its estimated net realizable value of goodwill associated with the Company's August 2000 acquisition of the e-learning company Hungry Minds, Inc. (the "Hungry Minds Acquisition"), severance pay, relocation costs, rent or lease termination costs on unused office space and the write-off of certain equipment and leasehold improvements at closed facilities. The majority of such costs have already been incurred with approximately $1,050 remaining, which consists primarily of lease termination costs. As part of the restructuring, the majority of the operations from the Hungry Minds Acquisition have been shut down.

  Proposed Merger

  The Company entered into a merger agreement with John Wiley & Sons, Inc. ("Wiley") on August 12, 2001. Under the terms of the merger agreement (the "Merger Agreement"), Wiley will effect a tender offer for 100% of the outstanding shares of the Company's common stock at a purchase price per share of $6.09 net to the Company's stockholders in cash, which will be followed by a merger of the companies. The Company anticipates that the tender offer will be commenced no later than August 20, 2001. The merger is conditioned upon, among other things, a majority of the Company's outstanding common stock being tendered to Wiley and the satisfaction of certain regulatory approvals. In connection with entering into the Merger Agreement, IDG entered into a Voting and Tender Agreement with Wiley that subject to certain conditions, requires IDG to tender its shares in the tender offer. There can be no assurance that the conditions to the merger will be met or that the merger will be consummated. In particular, these items will depend on a number of factors, including, without limitation, the fulfillment of certain conditions and covenants under the merger agreement. The full text of the Merger Agreement is included as Exhibit 10.2 hereto and is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including statements using terminology such as "may," "will," "expect," "plan," "anticipate," "estimate," "potential," "believe," "could," "should," "would," or "continue". Actual results could differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Potential risks and uncertainties include, among others, general economic and business conditions, which will, among other things, affect demand for the Company's products, substantial indebtedness, dependence on Microsoft products and competition with Microsoft Press, dependence on For Dummies publications, risks associated with new product introductions, risks associated with fluctuations in paper costs, fluctuations in quarterly results, risks associated with product distribution channels and product returns, risks associated with on-line investments, competition with other companies and technology, the control by International Data Group, Inc. ("IDG") and potential conflicts of interest, dependence on key personnel, risks associated with acquisitions, and financial market risks. Readers should carefully review the risk factors described in the Company's 2000 Annual Report on Form 10-K. The following discussion should also be read in conjunction with the Company's unaudited financial statements and related notes included in this quarterly report on Form 10-Q.

Overview

Hungry Minds, Inc. is a leading global knowledge company featuring a diverse portfolio of technology, consumer, and general how-to book brands, computer-based learning tools, internet sites and internet e-services. The Company publishes and markets under well-known brand names, including For Dummies® , Visual™, Frommer's® , Bible, CliffsNotes™, Betty Crocker's® , Howell Book House™, Webster's New World™ and Weight Watchers® . These books have created widespread recognition of the Company's brands by consumers, enabling the Company to successfully publish across a variety of categories in technology, business, and general how-to. The Company's portfolio of brand names comprises more than 2,500 active titles. The Company has over 170 million books in print and its books have been translated into 39 languages. The Company believes that its readers value and trust its products and brands to help obtain computer proficiency and professional certification, general business know-how, career growth, and personal enrichment.

The Company's sales are divided into two major categories: the Technology Group and the Consumer Group. The Consumer Group includes brands targeted at the general consumer, including For Dummies, Frommer's, CliffsNotes, Betty Crocker's, Howell Book House, Webster's New World, Weight Watchers and many others. The Technology Group consists of brands targeted for computer users, from beginner through advanced level users, including information technology professionals and software developers. Such brands also include For Dummies and CliffsNotes as well as Visual, Bible, Secrets® and many others. The Company's customers consist principally of national retail chain booksellers, wholesale distributors, office superstores, membership clubs, and computer/electronic superstores located primarily in the United States and Canada. Over the last several years, there has been significant consolidation in the distribution channels for books, including retail outlets, although alternative distribution channels have emerged. As a result, the Company expects that this trend will lead to increased concentration within each distribution channel. During the nine months ended June 30, 2001, the Company's top two customers accounted for approximately 36% of the Company's net revenue as compared to 30% in the same period in 2000. The Company's top ten customers accounted for approximately 60% of the Company's nine-month net revenue in 2001 as compared to 58% in 2000.

Proposed Merger

The Company entered into a merger agreement with John Wiley & Sons, Inc. ("Wiley") on August 12, 2001. Under the terms of the merger agreement (the "Merger Agreement"), Wiley will effect a tender offer for 100% of the outstanding shares of the Company's common stock at a purchase price per share of $6.09 net to the Company's stockholders in cash, which will be followed by a merger of the companies. The Company anticipates that the tender offer will be commenced no later than August 20, 2001. The merger is conditioned upon, among other things, a majority of the Company's outstanding common stock being tendered to Wiley and the satisfaction of certain regulatory approvals. In connection with entering into the Merger Agreement, IDG entered into a Voting and Tender Agreement with Wiley that subject to certain conditions, requires IDG to tender its shares in the tender offer. There can be no assurance that the conditions to the merger will be met or that the merger will be consummated. In particular, these items will depend on a number of factors, including, without limitation, the fulfillment of certain conditions and covenants under the merger agreement. The full text of the Merger Agreement is included as Exhibit 10.2 hereto and is incoporated herein by reference.

Forbearance and Amendment Agreement

The Company's debt is funded under a $110.0 million syndicated credit facility dated July 1999 (the "Credit Facility"). The Company's borrowings under the Credit Facility at June 30, 2001 and September 30, 2000 totaled $94.5 million and $87.5 million, respectively.

During the first and second fiscal quarters of 2001, the Company did not meet certain financial ratio covenants contained in the Credit Facility. As a result, on May 7, 2001, the Company and its lenders under the Credit Facility agreed on the terms of a Forbearance and Amendment Agreement (the "Amendment"). Pursuant to the Amendment, the lenders have agreed to forbear, subject to the terms and conditions set forth therein, from exercising their right to call amounts outstanding under the Credit Facility. The Amendment also effected the following changes, among others, to the terms of the Credit Facility: (i) the Company is no longer permitted to borrow additional amounts under the Credit Facility; (ii) the Credit Facility maturity date was changed to November 2, 2001; (iii) the interest rate margins charged on indebtedness have been fixed at 2.25% for base rate loans and 3.5% for LIBOR loans, each representing increases of approximately 200 basis points; and (iv) certain financial ratio covenants were modified. As of June 30, 2001, the Company was in compliance with such modified covenants.

The Amendment also contained certain required milestones including the continuance of the Company's efforts to complete a sale of the Company by the maturity date of the loan, November 2, 2001, and to take all steps necessary to enter into a binding purchase and sale agreement covering the sale of the Company by July 31, 2001. The Company and its lenders under the Credit Facility later agreed to extend the deadline to enter into a binding purchase and sale agreement to August 15, 2001. An agreement covering the sale of the Company was reached on August 12, 2001. The proposed merger is subject to customary regulatory and other conditions. There is no assurance that the merger will be completed by November 2, 2001. If the sale is not completed by November 2, 2001, the Company would seek an extension of the Credit Facility maturity date or endeavor to refinance the indebtedness in order to maximize shareholder value, although there is no assurance that such extension or refinancing would occur.

As a condition to the effectiveness of the Amendment, the Company was required to enter into a $9.5 million subordinated debt facility (the "Subordinated Debt Facility") with IDG, its parent corporation, and IDG was required to enter into an agreement (the "IDG Commitment Agreement") with the lenders under the Credit Facility in which IDG committed to lend such amount to the Company pursuant to the Subordinated Debt Facility, and also agreed that it would pay to the lenders, on behalf of the Company, any scheduled installment of principal, interest and fees coming due under the Credit Facility on or before November 2, 2001 if not timely paid by the Company. The Subordinated Debt Facility requires the Company to pay interest on amounts borrowed at rates which exceed (by 150 basis points) the interest rates paid pursuant to the Credit Facility. The Subordinated Debt Facility also requires the Company to pay a fee upon maturity which is equal to the greater of (i) $285,000 or (ii) 50% of the aggregate principal amount borrowed by the Company or paid on its behalf under the Subordinated Debt Facility or the IDG Commitment Agreement. If the Company does not draw on this facility, no fee is payable.

Under the terms of the Merger Agreement the Company is not permitted to draw on the Subordinated Debt Facility without the consent of Wiley. In addition, the Merger Agreement requires the Company's total borrowings, upon the consumation of the merger, under the Credit Facility and the Subordinated Debt Facility to not exceed $92,500.

Restructuring and Impairment Costs

During the second fiscal quarter of 2001, the Company recorded restructuring and impairment charges of $5.1 million as a result of its restructuring plan, which includes the closing of three of its offices and a reduction in workforce of approximately 130 employees from a total workforce of approximately 700 employees. The restructuring is primarily the result of a continued reduction in sales and the decision to significantly scale back the Company's internet operations to concentrate on its most heavily trafficked and leading revenue-generating internet brands, such as Frommers.com. If the Company continues to operate independently throughout fiscal 2001, management expects to realize a net savings from these actions of approximately $13 million, net of estimated restructuring charges. Costs associated with the restructuring and impairment include an impairment of $2.4 million to its net realizable value of goodwill associated with the Company's August 2000 acquisition of the e-learning company Hungry Minds, Inc. (the "Hungry Minds Acquisition"), severance pay, relocation costs, rent or lease termination costs on unused office space and the write-off of certain equipment and leasehold improvements at closed facilities. The majority of such costs have already been incurred with approximately $1,050 remaining, which consists primarily of lease termination costs. As part of the restructuring, the majority of the operations from the Hungry Minds Acquisition have been shut down.

Results of Operations

The following table summarizes the results of operations as a percentage of net revenue for the periods shown:

                                               Three Months Ended       Nine Months Ended
                                               June 30,                June 30,
                                               --------------------    ---------------------
                                                   2001       2000         2001        2000
                                               ---------  ---------    ---------  ----------
CONDENSED CONSOLIDATED STATEMENTS
   OF OPERATIONS DATA:
Net Revenue:
Technology group ............................      41.2%      48.9%        47.4%       51.4%
Consumer group ..............................      58.8%      51.1%        52.6%       48.6%
                                               ---------  ---------    ---------  ----------
Total Net Revenue ...........................     100.0%     100.0%       100.0%      100.0%
                                               =========  =========    =========  ==========

Cost of sales ...............................      62.7%      53.6%        68.2%       55.3%
Selling, general and administrative .........      27.7%      32.3%        29.7%       29.2%
Restructuring and impairment charges ........       0.0%       0.0%         3.7%        0.0%
Depreciation and amortization ...............       6.4%       3.2%         5.4%        2.5%
                                               ---------  ---------    ---------  ----------
Operating income (loss) .....................       3.3%      10.9%        -7.0%       12.9%
   Interest expense - net ...................       6.6%       2.9%         5.6%        2.7%
                                               ---------  ---------    ---------  ----------
Income (loss) before provision for income tax      -3.3%       8.0%       -12.5%       10.2%
                                               ---------  ---------    ---------  ----------
Net income (loss) ...........................      -2.2%       4.6%        -7.6%        5.9%
                                               =========  =========    =========  ==========

Other Data:
EBITDA(1) ...................................       9.7%      14.1%        -1.5%       15.5%
                                               =========  =========    =========  ==========
  "EBITDA" is defined as income before provision for income taxes, interest, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, however, EBITDA, as presented herein, may not be comparable to similarly titled measures reported by other companies. EBITDA for the three months ended June 30, 2001 and 2000 was $4.0 million and $7.8 million, respectively. EBITDA for the nine months ended June 30, 2001 and 2000 was ($2.1 million) and $27.5 million, respectively. The nine months ended June 30, 2001 included a restructuring and impairment charge of $5.1 million.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Revenue. Net revenue decreased $13.8 million, or 25.1%, due to an $11.0 million decrease in net domestic sales, a $1.9 million decrease in net international sales and a $1.0 million decrease in other revenues. Net sales included decreases of approximately $9.5 million for the Company's Technology Group and $3.3 million in the Consumer Group. The decrease in the Technology Group was primarily a result of declines in net sales of For Dummies, Visual and Bible technology titles of approximately $3.2 million, $2.0 million and $0.9 million, respectively, and an unfavorable $1.8 million difference in the returns provision. The Consumer Group experienced net sales declines in Frommer's ($1.0 million), Howell Book House ($0.9 million) CliffsNotes ($0.9 million) and Arco ($0.7 million), which was sold in June of 2000, and a $1.2 million unfavorable difference in the returns provision. These decreases were partially offset by increased net sales of Weight Watchers ($0.9 million), Betty Crocker's ($0.8 million) and For Dummies ($0.8 million) brands. Of the Company's net revenue for the three months ended June 30, 2001, $12.1 million was attributable to sales of titles (including new editions) first published during that period, as compared to $10.6 million during the same period for 2000.

Operating Costs and Expenses. Operating costs and expenses decreased $9.2 million or 18.7% for the three months ended June 30, 2001 as compared to the same period in 2000. Operating costs and expenses, as a percentage of net revenues, increased 7.6%, which is primarily the result of four components: (i) cost of goods sold, as a percentage of net revenues, increased approximately 3.4%, (ii) depreciation and amortization increased 3.2% (iii) outside editorial costs increased 3.0% and (iv) wages and benefits decreased 2.3%. The increase in cost of goods sold as a percentage of net revenues was primarily due to paper printing and binding costs. Due to the reductions in sales, the Company has reduced its overall print quantities, which results in higher cost per unit. In total, cost of goods sold decreased $3.5 million. The decrease in wages and benefits is primarily a result of the Company's January 2001 reduction in workforce of approximately 130 employees. The increase in depreciation and amortization is primarily the result of leasehold improvements made to office space leased in fiscal 2000.

Interest Expense. Interest expense increased $1.1 million or 70.9% in the third fiscal quarter of 2001 as compared to that of 2000. This increase is primarily the result of a $15.4 million increase in the average outstanding indebtedness in the periods, fees charged in connection with the Amendment and an increase in the applicable interest margins on the Credit Facility (see Note 7 to the financial statements).

Provision (Benefit) for Income Taxes. The $2.3 million decrease in the income tax provision to a $0.5 million benefit in the third fiscal quarter of 2001 is primarily the result of the $5.8 million decrease in income (loss) before taxes.

Net Income. The net loss of $0.9 million for the three months ended June 30, 2001 represented a decrease of $3.5 million from net income of $2.6 million for the three months ended June 30, 2000, primarily for the reasons discussed above.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Net Revenue. Net revenue decreased $41.1 million, or 23.2%, primarily due to a $34.6 million decrease in net domestic sales, a $4.0 million decrease in net international sales and a $2.6 million decrease in other revenues. Net sales included decreases of approximately $24.7 million for the Company's Technology Group and $13.9 million in the Consumer Group. The decrease in the Technology Group was spread across most of the brands with the most significant declines in net sales of For Dummies, Bible and Visual technology titles of approximately $14.3 million, $3.7 million and $3.0 million, respectively, partially offset by a favorable difference in the returns provision of approximately $3.9 million. The Consumer Group decline included decrease in Frommer's ($5.1 million), CliffsNotes ($4.5 million), The Unofficial Guide® ($2.1 million), Webster's New World ($1.9 million) and Arco ($4.0 million), which was sold in June of 2000, partially offset by a favorable difference in the returns provision of approximately $3.0 million. Net sales of For Dummies consumer titles increased $3.3 million in the comparative periods. Of the Company's net revenue for the nine months ended June 30, 2001, $40.0 million was attributable to sales of titles (including new editions) first published during that period, as compared to $42.5 million during the same period for 2000.

Operating Costs and Expenses. Operating costs and expenses decreased $8.7 million or 5.6% for the nine months ended June 30, 2001 as compared to the same period in 2000. Operating costs and expenses, as a percentage of net revenues, increased 19.9%, which is primarily the result of four components: (i) cost of goods sold, as a percentage of net revenues, increased approximately 8.0%, (ii) wages and benefits increased 4.7% (iii) the restructuring and impairment charge, which occurred only in 2001 was 3.7% of net revenues, and (iii) depreciation and amortization increased 2.9%. The increase in cost of goods sold as a percentage of net revenues is primarily due to obsolete or damaged inventory (3.6%), royalties (2.1%) and increased paper costs (2.6%). As described above, reductions in overall print quantities have resulted in higher costs per unit. The increase in wages and benefits is primarily a result of the 2000 Hungry Minds Acquisition. Wages and benefits have declined approximately $5.5 million from the first fiscal quarter of 2001 to the third fiscal quarter, primarily as a result of the restructuring plan. The increase in depreciation and amortization is primarily the result of leasehold improvements made to office space leased in fiscal 2000.

Interest Expense. Interest expense increased $2.7 million or 55.9% during the nine months ended June 30, 2001 as compared to the same period in 2000. This increase includes a $13.4 million increase in the average outstanding indebtedness in the periods, fees charged in connection with the Amendment, an increase in the applicable interest margins on the Credit Facility (see Note 7 to the financial statements) and a $0.6 million charge to record an interest rate hedge on the Credit Facility at fair value.

Provision (Benefit) for Income Taxes. The $14.3 million decrease in the income tax provision to a $6.6 million benefit in 2001 is primarily the result of the $35.2 million decrease in income (loss) before taxes.

Net Income. The net loss of $10.4 million for the nine months ended June 30, 2001 represented a decrease of $20.9 million from net income of $10.5 million for the nine months ended June 30, 2000, primarily for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2001, the Company's total cash and cash equivalents was $10.9 million. As described under "Forbearance and Amendment Agreement", the Company is no longer able to borrow funds against the Credit Facility. In May 2001, the Company signed an agreement with IDG for IDG to provide a $9.5 million subordinated credit facility. Management believes cash from operations will provide it with sufficient resources to meet its operational needs up to the anticipated sale of the Company.

From September 30, 2000 to June 30, 2001, the Company's working capital decreased $79.1 million. This was primarily the result of the new maturity date of the Credit Facility. Excluding the current portion of long-term debt, working capital increased $9.4 million, which included a $27.3 million decrease in accounts payable and accrued liabilities, a $9.9 million increase in cash and cash equivalents and a $7.0 million increase in other current assets, partially offset by a $9.5 million decrease in net inventory and a $25.3 million decrease in net accounts receivable. The decrease in accounts receivable is the result of a decrease in sales and increased collection efforts.

The Company's net cash used in investing activities for the nine months ended June 30, 2001 was $0.8 million and included capital expenditures of $1.9 million, partially offset by other investments of $1.0 million, which was primarily net collections from the Company's Canadian affiliate.

The Company's net cash provided by financing activities, during the nine months ended June 30, 2001, consisted of net borrowings of $7.0 million on its Credit Facility.

In connection with its proposed merger, the Company is incurring additional legal and other costs. In addition, upon the occurrence of a change in control pursuant to the tender offer, the Company will become obligated to make various payments, including the fees and expenses of Morgan Stanley & Co., Incorporated, the Company's investment banker and possible payments to employees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain levels of market risk, primarily from changes in foreign currency exchange rates and interest rates. To hedge against losses from changes in foreign currency exchange rates on its foreign currency accounts receivable, the Company enters into foreign currency forward contracts. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has not designated these contracts as hedges under SFAS 133. Accordingly, the contracts are marked to market and realized and unrealized gains and losses are included in other income. These gains and losses offset the gains and losses on the related accounts receivable, which is also included in other income. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign currency forward exchange contracts mature in three months or less and therefore their estimated fair values are typically insignificant. As a result of these activities, the Company believes that a hypothetical 5% appreciation from June 30, 2001 in the U.S. dollar relative to such currencies would not have a material effect on net income or cash flows.

At June 30, 2001, substantially all of the Company's cash equivalents were invested in overnight repurchase agreements. If market rates were to increase immediately by 25 basis points from levels at June 30, 2001, the fair value of this investment portfolio would decline by an insignificant amount. In addition, as of June 30, 2001, the Company had $69.5 million of floating rate debt. Based on this level of indebtedness, if market rates were to increase immediately by 25 basis points, future annual earnings and cash flows would decrease by approximately $174,000. In addition, the Company has a hedge instrument, which caps LIBOR on $25 million at 6.29% through October of 2001. In October 2001, the bank has the ability to change the 6.29% cap into a two-year swap, which as of June 30, 2001 would result in a liability to the Company of approximately $622,000. This liability increases approximately $62,500 per year for every 25 basis point decrease in LIBOR.

PART II-OTHER INFORMATION

Item 5. Other Information

The Company entered into a merger agreement with John Wiley & Sons, Inc. on August 12, 2001, which is more fully described in Item 2 under the section titled "Proposed Merger." The full text of the merger agreement is included as Exhibit 10.2 hereto and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    Number Exhibit Title

    10.1 Amendment and Waiver Agreement, dated as of July 30, 2001 to the Credit Agreement, dated as of July 30, 1999, by and among the Company, the several financial institutions party thereto as lenders, Fleet National Bank (formerly known as BankBoston, N.A.) as issuing lender, Wells Fargo Bank, National Association, as syndication agent, Bank One (formerly known as the First National Bank of Chicago, as documentation agent, and Fleet National Bank, as administrative agent, as amended by the Forbearance and Amendment Agreement, dated as of April 30, 2001.

    10.2 Agreement and Plan of Merger, dated as of August 12, 2001 among the Company, John Wiley & Sons, Inc. and HMI Acquisition Corp.

    10.3 Amendments to Employment and Compensation Agreements, by and between the Company and John Kilcullen, Bill Barry, John Harris and John Ball.

    10.4 Consulting Agreement, dated as of July 1, 2001, by and between the Company and John Ball.

    10.5 Retention Plan Agreements between the Company and John Kilcullen, Bill Barry, John Harris and John Ball.

    Reports on Form 8-K

(1) On May 10, 2001, under Item 5 - Other Events, the Company reported that the Company and its lenders under the Credit Facility had agreed on the terms of a Forbearance and Amendment Agreement (the "Amendment"). In addition, as a condition to the effectiveness of the Amendment, the Company entered into a $9.5 million subordinated debt facility (the "Subordinated Debt Facility") with International Data Group, Inc. ("IDG"), its parent corporation. Copies of the Amendment and the Subordinated Debt Facility were included as exhibits to the 8-K filing.

Items 1 through 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNGRY MINDS, INC.

Dated: August 13, 2001

By:	/s/ JOHN M. HARRIS

John M. Harris
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)